Form 10-Q
period 1996-09-30
RASTER GRAPHICS INC
filed 1996-11-14
CIK 753081

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 1996.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____.

                         Commission file number 0-20933


                              RASTER GRAPHICS, INC.

             (Exact name of Registrant as specified in its charter)

       DELAWARE                                          94-3046090
(State of Incorporation)                (I.R.S. Employer Identification Number)

                              3025 ORCHARD PARKWAY
                               SAN JOSE, CA 95134
                     (Address of principal executive office)

                                 (408) 232-4000
                         (Registrant's telephone number)


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                     Yes [X]  No  [ ]

         As of November 1, 1996, there were 8,896,781 shares of Common Stock outstanding.

                                      INDEX

                                                                                                 Page

PART I.  FINANCIAL INFORMATION
         Item 1.           Condensed Consolidated Balance Sheets as of September 30, 1996
                           and December 31, 1995                                                    3

                           Condensed Consolidated Statements of Operations for the three and
                           nine month periods ended September 30, 1996 and 1995                     4

                           Condensed Consolidated Statements of Cash Flows for the nine
                           month periods ended September 30, 1996 and 1995                          5

                           Notes to Condensed Consolidated Financial Statements                     6

         Item 2.           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations                                                8


PART II. OTHER INFORMATION

         Item 1.           Legal Proceedings                                                       14

         Item 2.           Changes in Securities                                                   14

         Item 3.           Defaults upon Senior Securities                                         14

         Item 4.           Submission of Matters to a Vote of Security Holders                     14

         Item 5.           Other Items                                                             14

         Item 6.           Exhibits and Reports on Form 8-K                                        15


SIGNATURE                                                                                          16

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                              RASTER GRAPHICS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                         September 30,    December 31,
                                                             1996           1995
                                                           --------        --------
                                                         (Unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents                               $ 16,969        $  1,550
   Accounts receivable, net of allowance for
     doubtful accounts of $589 in 1996 and $467 in
     1995                                                     8,335           5,567
   Inventories                                                5,204           3,248
   Prepaid expenses                                             332             132
                                                           --------        --------

Total current assets                                         30,840          10,497
Property and equipment, net                                   1,808           1,452
Deposits and other assets                                       246             136
Intangible assets related to the acquisition of Onyx
   Graphics Corporation                                         115             258
                                                           --------        --------

Total assets                                               $ 33,009        $ 12,343
                                                           ========        ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                        $  2,753        $  1,817
   Accrued payroll and related expenses                         718             583
   Accrued warranty                                             326             287
   Other accrued liabilities                                  1,593             970
   Deferred revenue                                           1,128           1,114
   Current portion of long-term debt                            361             355
                                                           --------        --------

Total current liabilities                                     6,879           5,126

Long-term debt                                                  235             504

Stockholders' equity:
   Preferred stock                                             --            24,769
   Common stock                                              42,153             367
   Accumulated deficit                                      (16,258)        (18,423)
                                                           --------        --------
Total stockholders' equity                                   25,895           6,713
                                                           --------        --------
Total liabilities and stockholders' equity                 $ 33,009        $ 12,343
                                                           ========        ========


     See accompanying notes to condensed consolidated financial statements.

                              RASTER GRAPHICS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT PER SHARE DATA; UNAUDITED)


                                             Three Months Ended                      Nine Months Ended
                                                September 30,                         September 30,
                                         -----------------------------        -----------------------------
                                            1996              1995               1996              1995
                                         -----------       -----------        -----------       -----------
Net revenues                             $    10,212       $     6,835        $    28,363       $    18,487

Cost of revenues                               6,023             4,315             17,009            12,016
                                         -----------       -----------        -----------       -----------

Gross profit                                   4,189             2,520             11,354             6,471

Operating expenses:
   Research and development                    1,082               948              3,326             2,375
   Sales and marketing                         1,580               975              4,315             2,350
   General and administrative                    566               408              1,430             1,008
   Acquired in-process research
     and development                            --                 889               --                 889
                                         -----------       -----------        -----------       -----------

Total operating expenses                       3,228             3,220              9,071             6,622
                                         -----------       -----------        -----------       -----------

Operating income (loss)                          961              (700)             2,283              (151)

Interest income, net                             110                16                113                38
                                         -----------       -----------        ------------      ------------
Income (loss) before provision for
   income taxes                                1,071              (684)             2,396              (113)

Provision for (benefits from)
     income taxes                                107              (355)               231               (58)
                                         -----------       -----------        -----------       -----------

Net income (loss)                        $       964       $      (329)       $     2,165       $       (55)
                                         ===========       ===========        ===========       ===========

Net income (loss) per share              $      0.11       $     (0.33)       $      0.27       $     (0.05)
                                         ===========       ===========        ===========       ===========

Shares used in computing net
   income (loss) per share                 8,949,278         1,009,772          7,924,746         1,005,900
                                         ===========       ===========        ===========       ===========


     See accompanying notes to condensed consolidated financial statements.

                              RASTER GRAPHICS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS; UNAUDITED)

                                                                          Nine Months Ended
                                                                            September 30,
                                                                     ------------------------
                                                                       1996            1995
                                                                     --------        --------
OPERATING ACTIVITIES
Net Income (loss)                                                    $  2,165        $    (55)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
   Deferred revenue from related parties                                   --            (151)
   Other deferred revenue                                                  14          (1,031)
   Depreciation and amortization                                          832             676
   Acquired in-process research and development                            --             889
   Changes in operating assets and liabilities:
     Accounts receivable                                               (2,768)         (1,050)
     Inventories                                                       (1,956)           (960)
     Prepaid expenses and other assets                                   (310)            262
     Accounts payable                                                     936             928
     Accrued payroll and related expenses                                 135              20
     Other accrued liabilities                                            662             (23)
                                                                     --------        --------
Net cash used in operating activities                                    (290)           (495)

INVESTING ACTIVITIES
Capital expenditures                                                   (1,045)           (803)
Cash acquired in acquisition                                               --              55
                                                                     --------        --------
Net cash used in investing activities                                  (1,045)           (748)

FINANCING ACTIVITIES
Repayment of note                                                        (263)           (384)
Payments on capital leases                                                 --              (5)
Proceeds from issuance of common stock                                 17,017               4
Proceeds from issuance of Series C preferred stock                         --           1,467
                                                                     --------        --------

Net cash provided by financing activities                              16,754           1,082
                                                                     --------        --------

Net increase (decrease) in cash and cash equivalents                   15,419            (161)
Cash and cash equivalents at beginning of period                        1,550           1,607
                                                                     ========        ========
Cash and cash equivalents at end of period                           $ 16,969        $  1,446
                                                                     ========        ========


     See accompanying notes to condensed consolidated financial statements.

                              RASTER GRAPHICS, INC.


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements of Raster Graphics, Inc. (the "Company" or "Raster Graphics") include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods.

         The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Registration Statement on Form S-1, as amended (File No. 333-06617), which became effective on August 8, 1996, and the related prospectus contained therein. The accompanying condensed consolidated balance sheet at December 31, 1995 is derived from audited financial statements at that date.

         Results for any interim period are not necessarily indicative of results for any other interim period or for the entire year.

         2.       INITIAL PUBLIC OFFERING

         In August 1996, the Company completed its initial offering and issued 2,450,000 shares of its common stock to the public at a price of $8.00 per share. The Company received approximately $16.9 million of cash, net of underwriting discounts, commissions, and other offering costs incurred to date. Upon completion of the offering, all outstanding shares of Series A, Series B and Series C Preferred Stock (a total of approximately 5,892,716 shares) were converted into shares of Common Stock on a one-for-one basis.

         3.       INVENTORIES

         Inventories are stated at the lower of cost (first in, first out) or fair market value and consist of the following (in thousands):

                                             September 30,      December 31,
                                                  1996              1995
                                            -------------      ------------
           Raw materials                      $    696           $     784
           Work-in-progress                      1,167                 588
           Finished goods                        3,341               1,876
                                            -------------       ------------
                                                 5,204               3,248
                                            =============       ============


         4.       NET INCOME (LOSS) PER SHARE

         Net Income (loss) per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares from convertible preferred stock (using the if-converted method) and from stock options and warrants (using the modified treasury stock method). Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common stock and common equivalent shares issued by the Company at prices below the initial public offering price during the twelve month period prior to the Company's initial public offering have been included in the calculation as if they were outstanding for all periods presented regardless of whether they are dilutive (using the modified treasury stock method). The pro forma calculation of net income (loss) per share presented below has been computed as described but also gives retroactive effect from the date of issuance for the conversion of the convertible preferred stock which were automatically converted to common stock upon closing of the Company's initial public offering in August 1996.



                                               Three Months Ended                 Nine Months Ended
                                                  September 30,                     September 30,
                                             1996           1995              1996                1995
                                          ---------       ---------       -------------       -------------
Pro forma net income (loss) per
     share                                $    0.11       $   (0.05)      $        0.27      ($        0.01)
                                          =========       =========       =============       =============
Shares used in computing net income
     (loss) per share                     8,949,278       6,459,128           7,924,746           6,389,104
                                          =========       =========       =============       =============


        5. USE OF ESTIMATES

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following should be read in conjunction with the unaudited financial statements and notes thereto included in Part I -- Item 1 of this Quarterly Report and the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Registration Statement of Form S-1, as amended (Registration Statement No. 333-06617) which became effective on August 8, 1996, and the related prospectus contained therein.

OVERVIEW

         Raster Graphics was established in 1987 initially to develop low-cost electrostatic raster printers for the computer-aided design ("CAD") market. Raster Graphics commenced shipments of its first printer, a 22-inch printer, in 1989, followed by a 24-inch printer in 1990 and a 36-inch printer in 1992.

         In 1993, the Company identified the on-demand production large format digital printer ("LFDP") market as a new opportunity to develop a product based on its proprietary high-speed print head technology. As a result, in 1993 the Company shifted its product focus and began to develop the DCS 5400 specifically for the LFDP market. The Company began shipping the DCS 5400 in July 1994. In January 1996, the Company began commercial production of the DCS 5442 as a second generation to the DCS 5400. Since its introduction, the DCS 5442 has represented an increasing percentage of the Company's product shipments and, by September 1996, has substantially replaced the DCS 5400. Although the Company has no current plans to replace the DCS 5442, the future success of the Company will likely depend on its ability to develop and market new products that provide superior performance at acceptable prices within the production segment of the LFDP market and to introduce lower-cost products aimed at a broader segment of the LFDP market.

         In order to provide a complete digital printing solution to its customers, the Company began shipping Onyx Graphics, Inc.'s ("Onyx") image processing software with its DCS 5400 printer in July 1994. Onyx develops and markets image processing software for digital printers such as the Company's DCS 5400 and 5442 printers as well as printers manufactured by companies such as CalComp Technology, Inc., Encad, Inc., Hewlett-Packard Company and ColorgrafX. In August 1995, the Company acquired Onyx. Onyx supplies its software to Raster Graphics and also sells its software products to OEMs, VARs, system integrators and other printer manufacturers. Onyx's current image processing software product, PosterShop(TM), was introduced in April 1996 as a replacement for Onyx's Imagez(TM) image processing software product, which Onyx has been shipping since May 1991. Although the Company has no current plans to replace its PosterShop product, the Company will likely introduce new versions of its image processing software in the future.

         Raster Graphics also sells related consumables, including specialized inks and papers which it acquires from third party suppliers and resells under the Raster Graphics name for use in the Company's DCS printers. The sale of consumables generates recurring revenues which the Company believes will continue to increase to the extent that the installed base of DCS printing systems expands. As the Company develops new printers, it may need to develop new consumables to be used by its new printer products.

         In the United States, Raster Graphics also derives revenues from maintenance contracts of installed DCS systems and printers, as well as the Company's installed base of 22-inch, 24-inch and 36-inch printers. Revenue is also generated from the sale of spare parts.

         Raster Graphic's end user customers, OEMs, VARs, and international distributors submit purchase orders that generally require product shipment within two to eight weeks from receipt of order. Accordingly, the Company does not use order backlog as a primary basis for management planning for longer periods. Revenues are recognized upon shipment if there are no contingencies. If contingencies exist, revenues are recognized only when such contingencies are removed by the customer.

         Cost of revenues includes materials, labor, overhead and software royalties. Cost of revenues as a percentage varies depending upon the revenue mix generated through end user, OEM, VAR and distributor revenues, and the revenue mix generated from Onyx software license fees, DCS printing systems sales, consumables sales and service fees.

         Raster Graphics expenses research and development costs as incurred. Research and development expenses have increased from year to year, and Raster Graphics expects further increases in research and development expenses in the future due to the development of new products.

         Raster Graphics' sales and marketing expenses and general and administrative expenses have also increased to support the revenue growth of the Company. The Company's strategy is to distribute its products through a direct sales force and independent representatives in selected markets (currently the United States and Germany), as well as through OEMs, VARs and distributors. Raster Graphics also incurs sales and marketing expenses in connection with product promotional activities. The Company intends to expand its domestic and international sales and marketing organizations. As a result, the Company believes that sales and marketing expenses will continue to increase in absolute dollar amounts and may increase as a percentage of revenue.

        The Company has a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stages of development, particularly companies in new and rapidly evolving markets. To address these risks, the Company must, among other things, respond to competitive developments, attract, retain and motivate qualified persons, and continue to upgrade its technologies and commercialize products and services incorporating such technologies. There can be no assurance that the Company will be successful in addressing these risks. As of September 30, 1996, the Company has an accumulated deficit of $16.3 million. Although the Company was profitable in 1995 and the nine months ended September 30, 1996, there can be no assurance that the Company will be profitable in the future.

RESULTS OF OPERATIONS

         THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

         Net Revenues. Net revenues increased 49.4% to $10.2 million in the three month period ended September 30, 1996, as compared to $6.8 million for the comparable period of 1995. The increase was primarily due to increased sales of printer systems following introduction of the DCS 5442 printing system in January 1996, consolidation of sales following the acquisition of Onyx, sales by the Company's German subsidiary and increased sales of consumables.

         International sales, which include export sales and sales shipped by the Company's German and United Kingdom subsidiaries, were $6.3 million and $3.5 million for the three months ended September 30, 1996 and 1995, respectively. These sales represented 61.5% and 50.9% of net revenues in the respective periods. The increases in international sales were a result of the increased international customer acceptance of the DCS printer systems, the establishment of new distribution arrangements and sales by the Company's German and United Kingdom subsidiaries. Sales made by the Company's German and United Kingdom subsidiaries are denominated in local currencies. The Company is subject to transaction exposure that arises from foreign exchange movements between the dates foreign currency sales are recorded and the dates cash is received in the foreign currency. To date, the Company has not found it appropriate to hedge the risks associated with fluctuations in exchange rates.

         For the three month periods ended September 30, 1996, one customer accounted for 12.1% of net revenues.

         Gross Profit. Gross profit was $4.2 million, or 41.0% of net revenues, for the three month period ended September 30, 1996, compared to gross profit of $2.5 million, or 36.8% of net revenues, for the third quarter of 1995. The increase in gross profit was primarily the result of increased net revenues. The improvement in gross profit as a percentage of net revenues was due to several reasons including: the allocation of fixed costs over a larger number of units sold; increased sales of higher margin software products and consumables; and improvements in manufacturing efficiency.

         Research and Development. Research and development expenses were $1,082,000, or 10.6% of net revenues for the third quarter of 1996 as compared to $948,000, or 13.9% of net revenues for the comparable quarter in 1995. The increase in research and development expenses was primarily the result of new product development activities.

         Sales and Marketing. Sales and marketing expenses were $1,580,000 and $975,000 for the third quarter of 1996 and 1995, respectively. As a percentage of net revenues, sales and marketing expenses increased to 15.5% for the third quarter of 1996 as compared to 14.3% for the third quarter of 1995, due primarily to the personnel and related costs associated with increased sales activities.

         General and Administrative. General and administrative expenses were $566,000 and $408,000 for the third quarter of 1996 and 1995, respectively. As a percentage of net revenues, general and administrative expenses remained relatively constant at approximately 6.0% of net revenues.

         Provision for (Benefits from) Income Taxes. For the three month periods ended September 30, 1996 and September 30, 1995, income taxes have been provided based upon estimated effective tax rates of 10.0% and 51.9%, respectively, applied to the earnings for the period. The provisions for income taxes for the three months ended September 30, 1996 reflect the tax benefits of utilizing net operating loss carryforwards. The income tax benefits for the three months ended September 30, 1995 reflect unbenefited foreign losses and the tax benefits of utilizing net operating loss carryforwards.

         NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

         Net Revenues. Net revenues increased 53.4% to $28.4 million in the nine months ended September 30, 1996, as compared to $18.5 million for the comparable period of 1995. The increase was primarily due to a continued growth in sales of DCS printing systems and increased sales of consumables, the consolidation of net revenues from Onyx after August 10, 1995 and higher sales of spare parts.

         Future revenue growth will depend on a number of factors, including the Company's ability to develop, manufacture, market and sell innovative and reliable new products, customer satisfaction, market growth, competitive developments, product mix, vendor performance and the Company's ability to handle growth. There can be no assurance that the Company's revenues will continue to grow at current rates, or at all.

         International sales, which include export sales and sales shipped by the Company's German and United Kingdom subsidiaries, were $16 million and $10 million for the nine months ended September 30, 1996 and 1995, respectively. These sales represented 56.4% and 53.9% of net revenues in the respective periods. The increases in international sales were a result of the increased international customer acceptance of the DCS printer systems, the establishment of new distribution arrangements and sales by the Company's German and United Kingdom subsidiaries. Sales made by the Company's German and United Kingdom subsidiaries are denominated in local currencies. The Company is subject to transaction exposure that arises from foreign exchange movements between the dates foreign currency sales are recorded and the dates cash is received in the foreign currency. To date, the Company has not found it appropriate to hedge the risks associated with fluctuations in exchange rates. Future international revenues will depend on the factors set forth above, and will be subject to unexpected changes in regulatory requirements and tariffs, longer customer payment cycles, fluctuation in currency exchange rates, seasonal factors and risks associated with managing business operations in geographically distant locations. No assurance can be given that international revenues will continue to grow at current rates, or at all.

         For the nine month period ended September 30, 1995, one customer accounted for 13.1% of net revenue.

        Gross Profit. Gross profit was $11.4 million, or 40.0% of net revenues, for the nine months ended September 30, 1996, compared to gross profit of $6.5 million, or 35.0% of revenues, for the comparable period of 1995. The increase in gross profit was primarily the result of increased net revenues. The improvement in gross profit as a percentage of net revenues was due to several reasons including: the allocation of fixed costs over a larger number of units sold; increased sales of higher margin software products and consumables; and improvements in manufacturing efficiency. The Company's future level of gross profit will depend on a number of factors, including product mix and its abilities to control variable expenses relative to revenue levels, maintain a revenue base over which to allocate fixed costs and continue to develop, manufacture, market and sell innovative and reliable new products.

         Research and Development. Research and development expenses were $3.3 million, or 11.7% of net revenues, for the first nine months of 1996 as compared to research and development expenses of $2.4 million, or 12.8% of net revenues for the comparable period in 1995. The absolute dollar increase from 1995 to 1996 was primarily due to increased payroll and related expenses, including the Onyx engineering staff; and to a lesser degree increased engineering material expenditures and increased facility costs related to the Company's new facility. The Company intends to continue to dedicate substantial resources to research and development activities. Accordingly, the Company believes that research and development expenses generally will continue to increase in dollar amounts, and may increase as a percentage of revenues, in the future.

         Sales and Marketing. Sales and marketing expenses were $4.3 million and $2.4 million for the first nine months of 1996 and 1995, respectively. As a percentage of net revenues, sales and marketing expenses increased to 15.2% for the first nine months of 1996 as compared to 12.7% for the comparable period of 1995, due primarily to increases in payroll and payroll-related expenses, and to a lesser degree, travel-related expenses. Spending also increased in 1995 due to increased sales activities and the opening of sales offices in Germany and the United Kingdom to support increased sales activities in Europe. The Company believes that sales and marketing expenses will continue to increase in dollar amounts, and may increase as a percentage of revenues, in the future.

         General and Administrative. General and administrative expenses were $1.4 million, or 5.0% of net revenues for the first nine months of 1996 as compared to $1 million, or 5.5% of net revenues for the comparable period in 1995. The increase in 1996 was primarily related to increased costs related to the Company's new facility and increased payroll and payroll-related expenses. The Company believes that general and administrative expenses will continue to increase in dollar amounts, and may increase as a percentage of revenues, in the future.

         Provision for (Benefits from) Income Taxes. For the nine-month periods ended September 30, 1996 and September 30, 1995, income taxes have been provided based upon estimated annualized effective tax rates of 9.6% and 51.3%, respectively, applied to the earnings for the period. The provisions for income taxes for the nine months ended September 30, 1996 reflect the tax benefits of utilizing net operating loss carryforwards. The income tax benefits for the nine months ended September 30, 1995 reflect unbenefited foreign losses and the tax benefits of utilizing net operating loss carryforwards.

         As of December 31, 1995, the Company had federal and state net operating loss carryforwards of approximately $13.4 million and $4.7 million, respectively. The Company also has federal and California research and development tax credit carryforwards of approximately $760,000 and $325,000, respectively.

The net operating loss and credit carryforwards will expire, if not utilized, at various dates beginning in 1996 through 2010.

         Utilization of the net operating losses and credits may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended (the "Code") and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

         Under Statement of Financial Accounting Standards No. 109, deferred tax assets and liabilities are determined based on the difference between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Based on the weight of available evidence, which includes the Company's historical operating performance, the reported loss in 1994, only marginal profitability in 1995, and the uncertainties regarding future results of operations, the Company has provided a full valuation allowance against its net deferred tax assets of $7.3 million at December 31, 1995, as it is more likely than not that the deferred tax assets will not be realized.

         Acquired In-Process Research and Development. In August 1995, the Company acquired Onyx for stock and other consideration valued at $1.5 million. The assets acquired included tangible assets valued at $889,000, intangible assets of $454,000, less liabilities assumed of $570,000 and software in the development stage valued at approximately $750,000 which was expensed in the September 1995 quarter as it had not yet reached technological feasibility and did not have alternative future uses. In addition, the Company wrote off $139,000 in the September 1995 quarter for redundant PostScript(TM) licenses that the Company had purchased for the Company's development of a similar image processing software product.

         Interest Income (Expense). Net interest income was $113,000 and $38,000 for the nine months ended September 30, 1996 and September 30, 1995, respectively. The increase was attributed to interest earned on the cash raised by the Company through its initial public offering in August 1996.

LIQUIDITY AND CAPITAL RESOURCES

        Since inception, the Company has financed its operations primarily through private sales of preferred stock and common stock of $24.2 million, its initial public offering of common stocks, issuance of convertible debt, bank loans, equipment lease financing and private loans. The Company completed an initial public offering of its Common Stock in August 1996, of which it realized net proceeds (after underwriting discounts and expenses) of $16.9 million. For the nine months ended September 30, 1996 and for the same period in 1995, $290,000 and $495,000 of cash was used in operations, respectively. Net cash used in operations was due primarily to increases in inventories and accounts receivables associated with higher net revenues, which were partially offset by an increase in accounts payable.

         Net cash used in investing activities was $1,045,000 and $748,000 for the nine months ended September 30, 1996 and 1995, respectively, due primarily to the purchase of capital equipment.

         Financing activities provided net cash of $16.8 million and $1.1 million for the nine months ended September 30, 1996 and 1995, respectively. In August 1996, the Company successfully completed its initial public offering of securities which yielded net proceeds of $16.9 million. In fiscal 1995, $1.5 million was raised by issuing Series C preferred stock. The proceeds from the sale of these equity securities were partially offset by payments on notes and capital lease obligations.

         To date, the Company has not invested in derivative securities or any other financial instrument that involves a high level of complexity or risk. Management expects that, in the future, cash in excess of current requirements will be invested in investment grade, interest-bearing securities.

         At September 30, 1996, the Company had $17.0 million of cash and cash equivalents. The Company also has available a $2.0 million bank line of credit agreement that expires on December 15, 1996, which is secured by the tangible assets of the Company. At September 30, 1996, there were no borrowings outstanding under the bank line of credit.

         The Company believes that existing financial resources will be sufficient to finance its capital requirements through at least the end of fiscal 1997. Thereafter, the Company may require additional funds to support its working capital requirements or for other purposes and may seek to raise such additional funds through bank borrowings and public or private sales of its securities, including equity and debt securities. The Company's future capital requirements, however, depend on numerous factors, including, without limitation, the success of marketing, sales and distribution efforts; the progress of its research and development programs; the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; competition; competing technological and market developments; and the effectiveness of product commercialization activities and arrangements. There can be no assurance that additional funds, if required, will be available to the Company on favorable terms or at all.

FORWARD LOOKING STATEMENTS

         The Company notes that certain of the foregoing statements in this report are forward-looking, the accuracy of which is necessarily subject to risks and uncertainties. Actual results may differ materially from the statements made due to a variety of factors including, but not limited to, (i) fluctuations in quarterly results, (ii) competitive products and technologies,
(iii) ability of the Company to upgrade its technologies and commercialize products, and (iv) other risk factors described in the Company's Registration Statement of Form S-1 as currently filed with the Securities and Exchange Commission.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not applicable

ITEM 2.  CHANGES IN SECURITIES

        In August 1996, the Company effected a reincorporation from California to Delaware and effected a 1-for-5 reverse stock split of the Company's common and preferred stock. On August 8, 1996, the Company's Registration Statement on Form S-1, as amended, with respect to the Company's initial public offering of 3,000,000 shares of the Company's common stock was declared effective by the Securities and Exchange Commission. These shares carry the same voting rights as previously issued shares of common stock of the Company. Effective upon the closing of the Company's initial public offering, all outstanding shares of preferred stock were automatically converted into shares of the Company's common stock, and on such date, the Company amended its Certificate of Incorporation to delete reference to such preferred stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On August 1, 1996, the Company solicited shareholder approval to approve the following matters:

                                                   SHARES             SHARES             SHARES
                                                    FOR               AGAINST            ABSTAIN
                                                 ----------           -------          -----------
Approved:

     1996 Stock Plan                             25,872,663            8,934            5,825,335
     (80,000 shares reserved)

     1996 Employee Stock Purchase Plan           25,878,669            2,666            5,825,335
     (400,000 shares reserved)

     1996 Director's Stock Option Plan           25,878,669            2,666            5,825,335
     (150,000 shares reserved)

     1-for-5 Reverse Stock Split                 25,871,663            9,672            5,825,335

     Reincorporation into Delaware               25,871,663            9,672            5,825,335

     Amended and Restated Certificate of
         Incorporation                           25,871,663            9,672            5,825,335

     Reincorporation does not Trigger
         Liquidation Distribution                25,871,663            9,672            5,825,335


ITEM 5.  OTHER ITEMS

         Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits:  See exhibit index on page 17

         (b)     Reports on Form 8-K:  None

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             RASTER GRAPHICS, INC.


                                             By: /s/  Dennis Mahoney
                                                 -------------------------
                                                 Dennis Mahoney
                                                 Chief Financial Officer

Date:  November 12, 1996
                --

                                  EXHIBIT INDEX

  EXHIBITS                                                    PAGE NUMBER

    11.1     Statement of Computation of net income
             (loss) per share                                       18

    27.1     Financial Data Statement                       Filed via Edgar