Form 10-K405
period 1996-12-31
RASTER GRAPHICS INC
filed 1997-03-31
CIK 753081

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  -------------------------------------------

                                   Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996, OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ___________ TO ___________.

                         COMMISSION FILE NUMBER: 0-20933

                              RASTER GRAPHICS, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                              94-3046090
   (State or other jurisdiction of     (I.R.S. Employer Identification No.)
   incorporation or organization)

                              3025 ORCHARD PARKWAY
                               SAN JOSE, CA 95134
          (Address of principal executive offices, including zip code)
       Registrant's telephone number, including area code: (408) 232-4000

                   -----------------------------------------

        Securities registered pursuant to Section 12(b) of the Act:
                                      NONE
           Securities registered pursuant to Section 12(g) of the Act:
                         COMMON STOCK, $0.001 PAR VALUE

                   ------------------------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $65,621,395.75 as of March 17, 1997, based upon the closing sale price on the Nasdaq National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% of more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         9,051,227 shares of the registrant's Common Stock were issued and outstanding as of March 17, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on June 3, 1997.

                             INTRODUCTORY STATEMENT

         Except for the historical information contained in this Annual Report on Form 10-K, certain of the matters discussed herein are forward-looking statements that are subject to certain risks and uncertainties. Actual results could differ materially from those projected. Factors that could cause actual results to differ materially include, but are not limited to, (i) fluctuations in quarterly results, (ii) competitive products and technologies, (iii) ability of the Company to upgrade its technologies and commercialize its products, and
(iv) other risks detailed below under the heading "Risk Factors" and included from time to time in the Company's other SEC reports and press releases, copies of which are available from the Company upon request. The Company assumes no obligation to update any forward-looking statements contained herein.

         "PiezoPrint" and "PosterShop" are trademarks of the Company, and all of the Company's other product names are trademarks of the Company. This Report also includes trademarks of companies other than Raster Graphics. Unless the context indicates otherwise, reference in this Report to the "Company" refers to Raster Graphics, Inc. and its consolidated subsidiaries.

                                     PART I

ITEM 1.  BUSINESS.

Overview

         Raster Graphics develops, manufactures and markets high-performance, large format, digital color printing systems, and sells related consumables and software for the on-demand large format digital printer ("LFDP") market. The Company's products are designed to meet the short-run, on-demand production market requirements of quality, speed, flexibility, reliability and low per copy cost.

         The LFDP market consists of color print jobs with run lengths typically ranging from one to 200 copies, and output sizes of 20-inches by 30-inches or larger. Applications include POP signs, trade show exhibit graphics, displays, transit advertising, fleet graphics, banners, billboards, courtroom graphics, backlit signage, posters and sports and corporate events. The primary users of Raster Graphics' printing systems are color photo labs, reprographic houses, graphic arts service bureaus, exhibit builders, digital color printers, screen printers and in-house print shops.

INDUSTRY BACKGROUND

    Graphics Market Size and Trends

         The overall graphics market, consisting of offset, screen, photographic and digital printing, is a large and mature market. According to U.S. Commerce Daily, in 1995, the graphics market in the United States had sales of $160 billion with an estimated growth rate of 8% per year. However, according to the November 1996 Wide Format Digital Color Printing report by IT Strategies, a printing industry market research firm (IT Strategies) and secondary industry sources, the LFDP segment of this market is projected to grow more rapidly from estimated annual sales of approximately $9.6 billion in 1996 to approximately $18.4 billion in 2000.

     The anticipated growth of the LFDP market is being driven by the following factors:

       - Customization. The ability to vary content electronically on a print-by-print basis enables companies to create highly-focused marketing campaigns customized to market segment characteristics, such as nuances in language, culture and geographic location.

       - Demand for Color. The use of color in graphics design has become pervasive as digital technology has made full color printing as accessible as black and white printing. End users strongly prefer to use full color in all forms of communications and advertising because of its positive impact on awareness and retention.

       - Available Technology. Advances in high speed, large format digital printing technology enable cost effective, high quality, on-demand color print jobs in run-lengths from one to 200 copies. The Company is a leader in the development of these higher speed production digital technologies.

       - Desktop Publishing. Innovations in desktop publishing have provided graphics design capabilities to thousands of users through the use of widely available software packages such as Adobe Illustrator, Aldus PageMaker and QuarkXPress which have revolutionized desktop graphics design. This digital desktop publishing technology enables users to create new designs easily and quickly and print them directly using LFDP systems.

       - Market Expansion. The installed base of thousands of low-cost, color inkjet printers is helping to fuel the growth of many new applications such as corporate presentations, Point-of-Presence ("POP") displays and exhibit graphics. As end users become accustomed to color graphics and demand higher performance capabilities including speed, graphics size and outdoor applications, the demand for LFDP should expand.

       - Efficiency of Large Format Print Advertising. The Traffic Audit Bureau for Media Measurement, Inc., estimates in its Planning for Out of Home Media Report that large format print advertising is six-to-nine times more cost effective than newspaper and television advertising. As a result, Outdoor Services, Inc., a marketing research company, estimates that large format print advertising is one of the fastest growing advertising media, rising from sales of $260 million in 1970 to $3.5 billion in 1995. LFDP technology enables adoption of this cost-effective medium by a new class of regional users desiring a smaller number of prints.

    Traditional Printing Methods

         Prior to the availability of LFDP technology, graphic printing methods were limited to the following three categories: photographic enlargement, screen printing and offset printing.

       - Photographic Enlargement. The photographic enlargement process involves imaging a digital file on a film recorder and using an enlarger to expose large photographic paper or backlit film. While this method provides a cost-effective solution for a small number of prints, it requires extensive chemical-based processing, which requires special handling. Furthermore, the image quality for line art, such as text, can lose its sharpness as the image is enlarged. Also, the photographic process is primarily suited for indoor applications.

       - Screen Printing. In the screen print process, the image is first created on four sets of film--one for each of the four process colors, representing Cyan, Magenta, Yellow and Key (black) ("CMYK"). These films are then exposed onto four screens to produce masks for each color. Ink pigments are applied through these masks by a squeegee to produce the final graphics. While screen print quality is acceptable for most distance-viewed applications, this multi-step process is expensive and time-consuming, making it uneconomical for runs shorter than 50 to 100 copies.

       - Offset Printing. Offset printing requires the creation of four films which are then used to make printing plates. The plates are physically mounted on a press, ink is applied to the plates, and the image is then transferred by an intermediary blanket onto the final paper. In addition to film and plate-making, offset printing also requires extensive press setup. Offset printing is an expensive, time-consuming process and is uneconomical for runs shorter than 1,000 copies. However, offset printing offers the highest quality graphics and lowest cost per copy for runs over 1,000 copies.

         Because of the multi-step process and high set-up costs, each of these traditional printing technologies is only cost-effective within certain ranges of run lengths.

    Printing Methods' Capabilities:

    Digital Printing

         Digital printing fulfills the unmet demand of short-run users, as it does not require expensive chemicals, films, screens, masks or set-up processes. Furthermore, this technology allows graphics to be printed directly from a variety of desktop publishing programs onto paper.

         Currently, there are two primary methods of digital printing, electrostatic and inkjet. Electrostatic printheads form images by depositing small dots of electrical charge across the full width of the paper. The image is developed by the attraction of the ink to the charged dots. Inkjet printers form images by spraying very small dots of inks as the printhead moves horizontally in a scanning-type process.

                         HIGH IMAGE           ON-          SHORT        OUTDOOR
METHOD                    QUALITY*           DEMAND         RUNS      APPLICATIONS
--------------------- ------------------ --------------- ----------- ---------------
LFDP                          X                X             X             X
Photograph                    X                X             X
Screen                                                       X             X
Offset                        X                                            X

         * Determination of image quality is subjective, involving individual taste and perception. The above chart indicates the Company's estimates of generally-accepted industry perceptions of image quality.


RASTER GRAPHICS' SYSTEM SOLUTION

         Raster Graphics offers complete printing system solutions to meet the demands of the on-demand production LFDP market. RGI's printing systems allow users to print short runs of high quality color graphics on-demand at substantial time and cost savings relative to traditional printing methods. Raster Graphics' product offerings consist of its electrostatic Digital ColorStation ("DCS") printers and its PiezoPrint inkjet printers, integrated image processing software and related consumables and services. Key benefits of RGI's printing systems include:

         High Performance. With a production printing speed of 600 to 1,000 square feet per hour, the DCS printing systems can produce 50 to 60 full-color, 36- by 48-inch posters in one hour, which the Company believes is significantly faster than comparable printers. Runs of up to 200 prints can be easily produced in a single shift. The PiezoPrint 5000, the fastest large-format continuous-feed inkjet printer available, can print 360 square feet per hour in draft mode, 180 square feet per hour in standard mode and 90 square feet per hour in enhanced mode. Its printing technology employs three printheads per color for a total of 384 nozzles per color, which gives it the ability to print at production speeds. In standard mode, a user can print 120 (3-foot by 4-foot) posters in one 8-hour shift. The PiezoPrint 1000 prints at up to 10.2 square feet per hour.

         Low Cost for Short Runs. Primary job costs of RGI's printing systems are variable and are principally composed of relatively low cost consumables. In contrast, conventional printing methods involve relatively high fixed overhead, set-up and labor costs for each printing job. Furthermore, the on-demand capability of digital printing reduces the waste of surplus or outdated copies. As a result, the Company believes that its printing systems provide a cost-effective solution for color printing runs of up to 200 copies.

         Targeting and Customizing or "Narrowcasting." RGI's printing systems allow content to be varied on a print-by-print basis. Fixed and variable data are printed in one process at the same quality level. This permits narrowcasting marketing campaigns that are customized to a specific market segment.

         High Print Quality and Flexibility. RGI's printing systems offer adjustable printing resolution modes allowing utilization of the same system for different levels of image quality to meet the needs of both close-up graphics and distance-viewed graphics.

         Raster Graphics has received six highly acclaimed industry awards for its contribution to digital printing technology. Most recently, the Company's PiezoPrint 5000 received the Digital Printing and Imaging Association's "1997 Product of the Year" award. In addition, the Company's DCS 5400 product received the Digital Printing and Imaging Association's 1994 Product of the Year award; was named among the Top 10 New Repro Products for 1994 by Modern Reprographics; was designated a Hot Product for 1994 by Electronic Publishing; received a 1994 Editor's Choice Award from Computer Graphics World; and was honored with the 1994 Industry Excellence Award by IEEE Computer Graphics and Applications.

STRATEGY

         Raster Graphics' objective is to build on its position as a market leader in providing digital printing systems and related consumables and services for the on-demand production LFDP market. The Company's strategy for growth includes the following:

         Provide System Solutions. In August 1995, the Company acquired Onyx, a leader in image processing software, enabling the Company to develop highly integrated systems solutions for its customers. Raster Graphics plans to continue developing additional products and services to provide complete integrated solutions to its customers. The Company believes that customers prefer an integrated solution since most customers lack the expertise or time to source and integrate individual and potentially incompatible components from multiple suppliers.

         Focus on Large Format Digital Segment. Raster Graphics plans to continue to focus its efforts on producing LFDP systems with capabilities that target and address specific needs of the production customer, such as paper graphics, backlit graphics, vinyl graphics and textile graphics. The Company believes that the rapid growth in small format on-demand color printing will also stimulate demand for comparable large format solutions by raising the level of awareness of the benefits of short-run printing.

         Increase Recurring Revenues Base. Raster Graphics plans to continue expanding its services and specialized consumables businesses which provide recurring revenues to the Company. The Company currently sells various inks, varnish, specially-coated papers, vinyls and maintenance and training services.

         Core Technologies. Raster Graphics plans to utilize its technological expertise to expand its product offerings. The Company has expertise in a number of core technologies, including knowledge of complex printhead design and manufacturing; high speed paper transport; high speed data transfer; and image processing software.

         Pursue Acquisitions, Joint Ventures and Alliances. Raster Graphics will seek to acquire strategic businesses and technologies and establish joint ventures with companies offering complementary products or synergistic distribution. For example, by utilizing Onyx's leadership position in image processing software, Raster Graphics plans to build alliances with manufacturers and distributors of entry level low-speed graphics printers. The Company believes that this large base of low-speed graphics printing systems will become upgrade prospects for the Company's high performance production systems.

         Expand International Markets. Approximately half of the Company's revenues are derived from sales in international markets. The Company believes that these markets offer attractive growth opportunities fueled by a variety of languages and cultural and business customs which result in the need for customization. Raster Graphics plans to continue expanding its direct presence in international markets by establishing additional foreign subsidiaries and forming joint ventures. For example, in March 1997, the Company completed its acquisition of ColourPass Technologies, a leading distributor of LFDP products in the United Kingdom.

PRODUCTS

          Raster Graphics DCS Printer. RGI's DCS 5442 utilizes electrostatic technology to print on roll stock and is capable of producing 54-inch wide graphics, in lengths of up to 100 feet. A paper transport system advances the paper through the printer and the Silicon Imaging Bar printhead deposits small dots of electrical charge on the paper. The inking system then applies the inks to develop the image. This process is repeated for each color. Throughout the entire process, the printer control system is responsible for all operations of the printer.

          Raster Graphics, in its DCS 5442 printer, is the only manufacturer offering the following innovative features to satisfy the requirements of the LFDP market:

       - High Performance Using Non-Multiplexed Writing. Raster Graphics' patented, non-multiplexed printhead, the Silicon Imaging Bar, simultaneously images across the full 54-inch width of paper allowing DCS printers to operate at much higher speeds than traditional multiplexed printers. In multiplexed electrostatic printing, a segmented printhead images across the width of the paper one segment at a time.

       - Five Color Capability. The DCS 5442 printer utilizes a unique five color process that allows printing spot colors or applying varnish. Spot colors enable the printing of precise corporate identity colors (e.g. Coca-Cola red or Kodak yellow), accent metallic colors or neon colors. Varnish enables the application of a protective finish coat. Traditional four-color printing processes using only CMYK cannot offer these capabilities.

       - Dual Resolution Printing Mode. The DCS 5442 is capable of printing images in 200 x 200 dpi mode or 200 x 400 dpi mode without any special printer setup. Images are processed faster in 200 x 200 dpi mode, while 200 x 400 dpi mode provides better image definition. A user can select the appropriate mode to match the application needs. Currently, comparable electrostatic printers do not offer this dual resolution printing mode.

       - Seamless Integration with System Software. The DCS 5442 permits real time interaction between the printers and the image processing server to manage job attributes (e.g. type of media on which to print, type of ink, rush vs. normal priority, number of inking passes per color, etc.), and keep the operator informed of the job and print engine status. Traditionally, printers and image processing software have been developed independently with limited communication capabilities. As a result, operators have been forced to manually track job attributes, requiring additional time and causing workflow inefficiencies.

         Raster Graphics PiezoPrint Product Family. Raster Graphics markets a line of digital color inkjet printers, supplies and accessories which are targeted at the production-oriented digital printing environment. Both the PiezoPrint 1000 and PiezoPrint 5000 printers offer several significant features:

       - Piezo Printhead Technology. The Piezo printhead technology differs from conventional thermal inkjet technology in that heat is not used to produce the bubble which propels the drop of ink needed for printing. In addition, PiezoPrint printheads are designed to provide greater reliability, color consistency, and durability than other inkjet technologies.

       - UV-Stable Pigmented Ink. The Piezo family of printers can utilize UV-stable pigmented ink to produce prints which are sufficiently durable and light resistant to be used outdoors.

       - PosterShop Color Production Software. PosterShop color production software is integrated in all PiezoPrint printers and provides users a flexible and easy-to-use interface.

       - Production Reliability. All PiezoPrint products are engineered to meet the needs of a production printing environment in which unattended printing and consistent color reproduction are particularly desirable.

         Raster Graphics PiezoPrint 1000 Inkjet Printing System. In December 1996, the Company introduced the PiezoPrint 1000, a more affordable inkjet printer targeted at the entry level market. In addition to its lower price point, the PiezoPrint 1000 also offers significant performance features:

       - Positioned for Production Printing Environments. Designed to provide the level of the performance reliability required for unattended operation, the PiezoPrint 1000 features ink-low and ink-out messages and dependable color consistency.

       - Easy Setup and Initial Operation. The PiezoPrint 1000 and the accompanying PosterShop Pro software are designed so that a typical user can install the complete system and begin production printing in less than one hour.

       - Media Versatility. Users can select from a variety of media including bond paper, photo-gloss, opaque and backlit film, and adhesive-backed vinyl, for both indoor and outdoor applications. Such media can by up to 52 inches in width, thereby providing a full 50 inches of printable area. When using the optional take-up feeder, the available print length of the PiezoPrint 1000 is limited only by the length of the media.

       - High Resolution. The PiezoPrint 1000 is capable of printing at resolutions of up to 720dpi.

         Raster Graphics PiezoPrint 5000 Inkjet Printing System. In March, 1997, the PiezoPrint 5000 joined the Raster Graphics family of production-oriented large-format digital printing systems. Fitting comfortably in the mid-range of price/performance between the affordable PiezoPrint 1000 inkjet printer and the high-volume Digital ColorStation 5442 electrostatic digital press, the PiezoPrint 5000 is a complete production system for the professional print provider. The PiezoPrint 5000 offers the following features:

       - Inking System. Ink reservoirs hold 32 ounces of UV-resistant pigment-based colors. A bar-code reader is included to identify the type of media and ink, and automatically sets the calibration for the media. In addition, the media and ink information is automatically downloaded to PosterShop, reducing the amount of setup time whenever media or inks are changed.

       - Diagnostics. Productive workflow is ensured by the printer's built-in PiezoRx technology, which, after a misfiring nozzle is identified by the operator, automatically allows the user to compensate for it by directing other nozzles to fire.

       - Multimedia Capable. High-quality bond paper for indoor posters and weather-durable bond for outdoor applications will initially be available. Additional media, including vinyl and other coated papers, will be added as they are qualified.

       - Color Consistency. Piezo printing technology provides a greater reliability of color consistency because it is not susceptible to the heat buildup common in thermal inkjet technology which can cause perceptible color shifts. In addition, Piezo printheads last longer than thermal heads, thus providing increased printer reliability and translating into greater uptime.

       - Six Color Capability. In addition to the standard four-color cyan, magenta, yellow and black (CMYK), the PiezoPrint 5000 is capable of an expanded color gamut by using fifth and sixth ink stations. This capability will be available as a factory option or a field upgrade.

       - Integrated Finishing. PiezoPrint Finale, a large-format finishing station designed as a companion product to the PiezoPrint, is capable of handling materials up to 55 inches wide, and incorporates the added benefit of sufficient width to allow for mounting to outsized substrates. The combined PiezoPrint 5000 and Finale system provides the first true, complete system for front-end processing to back-end finishing.

         Print System Software. The Company's PosterShop printer system software, based on client/server architecture, is designed to facilitate the workflow in a graphics production shop. A typical environment consists of multiple PosterShop clients connected to a single Digital Equipment Corporation's Alpha workstation ("Alpha workstation") or PC server. The PosterShop software allows clients to prepare printing jobs and send them to the server. Job preparation tools include previewing, sizing and tiling the images; color calibrating the printer; selecting the screening dot pattern and specifying the media type and ink. The server manages the job queues, performs the raster image processing ("RIP") function and communicates with the printer(s) and clients. Clients can also remotely access job and printer status from the server. In addition, the DCS system software can concurrently process and print, thereby maximizing throughput.

         PosterShop software, developed by the Company's wholly-owned subsidiary Onyx, provides a complete set of tools for producing large-format color graphics in a wide variety of printers. PosterShop, which is Onyx's second generation image processing software, includes the following tools:

       - Preview and Size. Preview and sizing module displays the image on the screen, rendered with the same software that is used to create the final print. This "What You See is What You Get" ("WYSIWYG") display also provides an easy drag-and-drop cropping box to select the size and area to be printed. The image can be enlarged to any size up to 50 feet by 50 feet.

       - Tiling. Tiling enables PosterShop to automatically create panels or tiles when an image will not fit on a single page. These tiles are displayed on the screen with easy drag-and-drop lines so the user can easily edit them. The user can also specify an overlap so that the image is duplicated along the adjoining edges.

       - Color Correction. Using several sliders, the color correction tool is used to control the image appearance. These sliders are highlights, midtones, shadows, contrast, brightness and saturation. These adjustments are displayed both on screen and on the printout. This color tool also has more advanced features for sophisticated users, such as set white, set black, histograms, CMYK curves, sample point and others. Up to four views of the image can be displayed at the same time.

       - Color Calibration. Color calibration is used to provide device-independent color when changing media, ink or dot pattern. Calibration reads a color swatch using a densitometer to create color tables associated with each media resolution and dot pattern.

       - PostScript RIP and Font Manager. PosterShop features a full PostScript level 2 RIP. This RIP converts the PostScript graphics files to binary data formats specific to each printer. The RIP function utilizes a number of specialized dot patterns including FDRP, a patented Onyx dot pattern. A font manager is included to add special fonts to the RIP.

       - Reprinting Capabilities. An on-board 2GB hard drive (4GB optional) gives users the ability to reprint directly from the printer's front panel without reprocessing and re-sending the print from the processing workstation. Users can print multiple copies and adjust contrast settings from the front panel. Connectivity to the processing workstation can be achieved by SCSI-2 or Ethernet interface.

         Inkjet Image Processing Software. In addition to the PosterShop software sold with RGI's printing systems, the Company offers specialized versions of PosterShop to inkjet printer manufacturers and distributors under the Onyx brand name.

    Consumables

         Color printing requires the consumption of significant quantities of inks and papers. Raster Graphics' product offerings include a range of consumables, such as specialized process color inks, spot color inks and varnish, vinyls and various indoor and outdoor papers.

         The specialized inks, concentrates and varnish are created specifically for the DCS products to optimize image quality and printer performance. The Company currently offers over 50 different ink, concentrate and varnish products. Ink and concentrate consumption varies depending upon both the content and number of rolls printed. A graphic with a primarily white background will require much less ink than a graphic with high image content. A full four color set of inks and concentrates can print eight to ten rolls of paper.

         Raster Graphics markets seven different types of specially coated papers for use in its printer products. The Company also offers various types of vinyl products to complete its product offering of consumables.

    Services

          The Company devotes significant resources in striving for excellence in customer service. Service response and repair data is recorded and tracked via an on-line customer dispatch system. Product performance and customer call history is reviewed and updated and reports are provided to Raster Graphics management. Complete customer history files are maintained at Raster Graphics corporate offices in San Jose, California. Raster Graphics has also developed a state-of-the-art maintenance manual for its printers that resides on a laptop computer and is interactive with the printer. Using the laptop computer, the operator can diagnose and test the various components of the printer.

          In the United States, Raster Graphics provides installation and 90-day on-site warranty support for the DCS 5442 and PiezoPrint 5000, and a one year parts warranty for the PiezoPrint 1000. After the initial warranty period, the Company offers service maintenance contracts to its installed base of customers. The Company's service organization consists of technical support personnel, technical trainers, field service technicians, a customer call dispatch center and inventory and logistics support. The field service technicians are located in 12 key locations across the United States. Internationally, Raster Graphics provides 90-day (12 months for printhead) return-to-factory parts warranty. Maintenance service is provided by authorized dealers and distributors.

          Raster Graphics provides classroom and on-site training for all products sold domestically. All of the Company's training programs are listed in the Company product/price book. The Company also trains its international dealers and distributors at the Raster Graphics training center in San Jose, California.

MARKETS

         The Company's current printing systems are targeted for the high performance electrostatic and inkjet segment of the on-demand LFDP market. According to IT Strategies, the installed base for the entire LFDP market in the United States, consisting of both inkjet and electrostatic systems for all performance segments of this market, is projected to be as follows in 1998:

                                                      ESTIMATED NUMBER
                  MARKET SEGMENT                         OF SITES
---------------------------------------------------- ------------------
Quick Printers                                          3,000 -  7,000
Sign and Screen Printers                                4,165 -  7,665
Color Photo Labs                                          975 -  1,040
Exhibit Builders                                        2,000 -  2,000
Reprographic Houses                                     1,750 -  2,250
In-House Print Shops                                    2,000 -  3,750
Graphic Arts and Digital Printers                       4,485 -  5,180
                                                     ==================
          Total                                        18,275 - 28,885
                                                     ==================

         IT Strategies also estimates that the annual sales of professional large format color printers to these worldwide customers were 3,960 units or $126 million in 1995 and are projected to grow to 8,900 or $286 million in 1998. In addition, sales of consumables (inks, varnish, papers, vinyls and other substrates) to these customers were $193 million in 1995 and are projected to grow to $1.6 billion in 1998.

          The major markets and applications for LFDP are as follows:

-  POP Displays                       -  Museums/Galleries

-  Vinyl and Cloth Banners            -  Presentations/Seminars

-  Corporate Identity Graphics        -  Backlit and Reflective
                                         Posters

-  Mall Graphics                      -  Courtroom Graphics

-  Exhibit/Trade Show Graphics        -  Seasonal/Travel Promotions

-  Billboards                         -  Advertising/Merchandising
                                         Tie-ins

-  Sports/Concert/Event Graphics      -  Custom Commercial
                                         Wallpaper

CUSTOMERS, SALES AND MARKETING

         Raster Graphics sells complete printing systems, printers and PosterShop image processing software to customers both internationally and domestically. To address these customers, the Company has adopted a dual distribution strategy that encompasses both a direct sales organization and third-party distributors, including original equipment manufacturers ("OEMs") and value added resellers ("VARs").

         In the United States, Raster Graphics employs a direct sales force and a network of independent sales representatives as its primary sales method, each accounting for approximately one-half of the Company's sales. These individuals sell DCS printing systems to end user customers such as commercial photo labs, reprographics service bureaus, exhibit builders, screen printers, digital printing centers, pre-press trade shops and in-plant printers. This sales force also assists OEMs and VARs, such as 3M and Cactus, in reselling printers when the image processing software system is supplied by such OEMs or VARs. 3M markets the Company's printers under the 3M ScotchPrint system brand name and differentiates its offerings by providing specialized, premium-priced long-durability consumables.

         Internationally, the Company sells and supports its products through non-exclusive agreements with a number of distributors. In 1995, the Company formed a wholly-owned subsidiary in Germany to support the existing distributors in Germany and Switzerland. As of August 1996, this subsidiary began to directly sell DCS printing systems, DCS printers and consumables to the Company's German customers. In March 1997, the Company merged with ColourPass Technologies, a leading distributor of printing systems for the LFDP market in the United Kingdom. The Company intends to continue to expand its direct sales efforts in major European markets.

         Raster Graphics also sells stand-alone printer products to international OEMs and systems integrators/VARs. These customers integrate these printers with an image processing system. Some key customers in this category are Oce and Sign-Tronic. Oce private labels the DCS printers as Oce model 5500 and Oce model 5510. Oce contributed 4.8% and 10.9% of the Company's revenues in 1996 and 1995, respectively. The OEM agreement with Oce was signed in October 1990 and expires in October 1997.

         After the United States and Europe, Japan is the third largest market for the Company's products. The Company sells its products in Japan through four key distributors: Sumisho, Sumitomo-3M, Marubeni and Kimoto. Raster Graphics' Japanese sales efforts are managed by a United States-based Japanese national who is a consultant to the Company.

         In addition, the Company also distributes specialized versions of the PosterShop image processing software to inkjet printer manufacturers and distributors under the Onyx brand name. Some of the key distributors of these versions of PosterShop include CIS Graphik & Bildverarbeitung GmbH, The David Group and Access Graphics, the primary distributor of Hewlett-Packard inkjet printers. The Company employs a dedicated sales force located in Salt Lake City, Utah to work with these inkjet customers.

         The Company promotes its products through public relations, direct mail, advertising, trade shows and on-going customer communication programs. The Company utilizes telemarketing programs to market consumables to its installed customer base. Additionally, the PosterShop product is also promoted through the inkjet printer dealer channel by offering free, time-limited copies of PosterShop image processing software with the printer sales.

    Research and Development

         Raster Graphics plans to continue to devote substantial resources to research and development for the continuous advancement of its proprietary technologies to address LFDP market requirements. The Company believes the continued enhancement of its printing systems, including PosterShop image processing software, to be vital to its future success. The Company intends to continue to expand its product lines, including printers, to achieve additional price points and higher image quality. Raster Graphics will continue to design its products to be compatible with computer systems and data standards commonly used in the graphics industry.

         The Company's engineering team consists of over 25 engineering professionals. The Company's research and development efforts include significant activities in precision mechanics, paper conveyance techniques, real time computer software development, circuit design, high speed data transfer and software for color management, image processing and rasterization. Recent software activities have focused on revamping the image processing software into a family of products, including client-server versions, which run efficiently on computers using Windows 95 and Windows NT operating systems.

         Research and development expenses consist primarily of payroll and related costs, occupancy, outside consultants, and material and consumable costs associated with fabricating and testing of engineering prototypes. Raster Graphics spent $4.5 million, $3.4 million and $2.7 million on research and development for the fiscal years 1996, 1995 and 1994, respectively. Raster Graphics expects future increases in research and development expenses as it accelerates spending on future products.

INTELLECTUAL PROPERTY

         As of December 31, 1996, the Company has seven pending patent applications and has been awarded nine United States patents and one United States trademark covering technical features and fabrication methods used in Raster Graphics' printers and color rendering techniques used by its image processing software. The expiration dates of these patents range from 2006 to 2010. Topics covered in these patents include methods for fabricating electrostatic writing heads, paper positioning and stabilizing systems, and devices for applying digital ink on paper. The Company currently holds no foreign patents and has no foreign or United States patent applications pending. The Company expects to continue to seek patents on innovations related to its products under development. There can be no assurance that the Company will be successful in obtaining necessary patents, that the Company's patent applications will result in the issuance of patents, that the Company will develop additional proprietary technology that is patentable, that any issued patents will provide the Company with any competitive advantages or will withstand challenges by third parties or that patents of others will not have an adverse effect on the Company. In addition to patents, the Company believes its competitive position is dependent on its unpatented industrial know-how, its copyrighted software, and the timing of the introduction of product innovations in advance of potential future competitors.

         There can be no assurance that others will not independently develop similar products, duplicate the Company's products or design products that circumvent any patents used by the Company. No assurance can be given that the Company's processes or products will not infringe patents or proprietary rights of others or that any licenses required under any such patents or proprietary rights would be made available on terms acceptable to the Company, if at all. If the Company does not obtain such licenses, it could encounter delays in product introductions while it attempts to design around such patents, or it could find that the development, manufacture or sale of products requiring such licenses could be enjoined. In addition, the Company could incur substantial costs in defending itself in suits brought against the Company on such patents or in bringing suits to protect the Company's patents against infringement. If the outcome of any such litigation is adverse to the Company, the Company's business could be adversely affected.

MANUFACTURING

         Raster Graphics' in-house manufacturing is performed in San Jose, California. This operation consists primarily of writing head manufacturing, electro-mechanical assembly and printer and system testing. The Company's printhead assembly process for the PiezoPrint 5000 inkjet printer and the patented electrostatic writing head manufacturing process are extremely complex and are subject to stringent in-house controls. All other electronic components and assemblies are subcontracted to qualified suppliers. All products are subjected to rigorous testing prior to shipment to customers. The PosterShop image processing software manufacturing is performed by Onyx in Salt Lake City, Utah. Raster Graphics also contracts with a warehouse and distribution center in Rotterdam, Netherlands to store and distribute consumables for the European markets. Consumables for the United States and the rest of the world are supplied from the Company's San Jose headquarters, a contracted warehouse distribution center in New Jersey and a contracted warehouse distribution center in Hong Kong.

         Raster Graphics' inventory delivery and control systems include MRP, Just-In-Time and KANBAN systems. These and other systems enable the Company to meet its manufacturing requirements while minimizing assets tied up in inventories. The Company has embarked upon a corporate wide Total Quality Management program which allows the Company to focus on continuous critical process improvement. These programs include early supplier involvement on new products, product qualification testing on new products, a qualified supplier base, in-line statistical defect tracking systems and an outgoing and incoming inspection capability.

         Raster Graphics obtains safety certification for its products with the assistance of Underwriters Laboratories ("UL") and TUV Product Services. This allows Raster Graphics to affix UL and CE mark labels to its equipment. A self certification process is employed to confirm that Raster Graphics printers conform to the required standards for electromagnetic emissions. Testing is typically carried out under the supervision of CKC Laboratories, who document the results. Raster Graphics then affixes the appropriate FCC, CSA and CE mark labels to the products. The Company also maintains a complete CE mark technical file for each product as required by the European Economic Community.

SUPPLIERS

         The Company maintains strong business relationships with its key suppliers, several of whom have been with the Company since its inception. With the exception of the PiezoPrint 1000, the printhead for the PiezoPrint 5000 and three key components of the Company's line of printers, as well as paper transport belts for its discontinued CAD products, all components have multiple sources. To date, the Company has experienced no material problems or delays in dealing with its sole source suppliers. However, in case of loss of any of the suppliers of these parts, the Company's ability to deliver its products on a timely basis would be adversely affected and the Company's competitive position could be otherwise impaired.

         The inks, concentrates and varnish currently used in RGI's electrostatic printers are specially developed by two suppliers, neither of which has generally marketed these products directly to the end user. However, each of these suppliers has agreements with one OEM each to supply the inks and concentrates. There is no assurance that these two suppliers will continue to sell to the Company or will not distribute these consumables through additional channels. Also, there is no assurance that a new supplier will not enter the market and provide consumables that compete with the Company's offerings. Papers used in RGI's products are developed by two additional suppliers. A number of other companies also acquire papers from these two suppliers and compete with the Company in the sale of paper to end users.

         The inks used by the Company's newly introduced PiezoPrint 1000 and PiezoPrint 5000 products are currently sole sourced and the printing media are supplied by several suppliers. The Company will continue to develop additional sources for these products. There is no assurance that the suppliers will continue to sell to the Company nor is there any assurance that a new supplier will not enter the market to provide consumables to compete with the Company's offering.

COMPETITION

         The market for LFDP equipment in general is extremely competitive. The Company believes that the key competitive factors in the LFDP market are speed, print quality, price and the ability to provide complete system solutions, including service. Many of the Company's competitors, including Xerox ColorgrafX Systems, a subsidiary of Xerox Corporation, ("ColorgrafX") and LaserMaster Technologies, Inc. ("LaserMaster"), are well established, have substantially greater resources than Raster Graphics and offer similar, and in some instances superior, products and services. ColorgrafX, for example, markets several color electrostatic printers that are priced below the Company's DCS 5442. In addition, LaserMaster offers an attractively priced solid inkjet printing system which allows the user to print graphics directly onto both paper and vinyl. Encad, a third competitor, markets an inkjet printer for the LFDP market which offers high image quality at a relatively low price. At the high end of the market, 3M Commercial Graphics, a division of Minnesota Mining and Manufacturing Company ("3M"), recently introduced the ScotchPrint 2000 which offers high performance at a premium price. Raster Graphics believes, however, that its complete solutions and services compare favorably against these and other competitors both in terms of price and performance.

         In the image processing software market, there are a large number of companies that compete with the Company's PosterShop product, such as Cactus, Star Technology and VisualEdge. However, with the exception of LaserMaster, Raster Graphics is the only other manufacturer of both the printer and the software. This allows the Company to offer a highly integrated printer and software solution resulting in increased productivity.

         In the consumables market, Oce supplies consumables, including inks and papers, to its customers using the Company's printers. In addition, 3M markets a set of special premium-priced, long-durability inks. A number of other companies compete with the Company for the paper business.

EMPLOYEES

         As of December 31, 1996, Raster Graphics had 155 full-time employees in the following areas: 47 in manufacturing; 29 in customer support; 25 in research and development; 35 in sales and marketing; and 19 in general and administrative functions. The Company's employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage. The Company believes that its relations with employees are good.

EXECUTIVE OFFICERS OF THE COMPANY

         The executive officers of the Company, and their ages as of March 17, 1997, are set forth below:

              NAME                 AGE                   POSITION
              ----                 ---                   --------

Rakesh Kumar..................       52    President, Chief Executive Officer
                                           and Chairman of the Board

Dennis R. Mahoney.............       43    Vice President and Chief Financial
                                           Officer

Robert W. Johnson Ph.D........       58    Vice President, Engineering

Sebastian J. Nardecchia.......       55    Vice President, Operations

Michael Willingham............       49    Vice President, Customer Service

Chuck Edwards.................       38    Director and President of Onyx


         Mr. Kumar joined the Company in 1991 as President and Chief Executive Officer. From 1988 to 1991, he was Group Marketing Manager, Engineering Systems, for Digital Equipment Corporation, where he was responsible for worldwide marketing to technical customers. From 1985 to 1987, he was Vice President of Sales and Marketing for Precision Image Corporation, a manufacturer of electrostatic printers. Prior to 1985, Mr. Kumar held a number of management positions with Phoenix Data Systems, an electronic design automation software company, Applicon, Inc., a CAD systems company, and Digital Equipment Corporation.

         Mr. Mahoney joined the Company in 1996 as Vice President and Chief Financial Officer. From 1995 to 1996, he was Vice President and Chief Financial Officer for Electronics For Imaging, Inc., a manufacturer of hardware and software products for on-demand, small format digital color printing. From 1993 to 1995, he was Vice President, Chief Financial Officer and Corporate Secretary for ADAC Laboratories, a nuclear medicine imaging and healthcare information systems company. From 1991 to 1993, he was Vice President, Finance and Administration and Chief Financial Officer for Pharmetrix Corporation, a drug delivery technology company. Prior to 1991, Mr. Mahoney held several senior financial management positions at Syntex Corporation. Mr. Mahoney is a certified public accountant.

         Dr. Johnson joined the Company in November 1994 as Vice President of Engineering. From 1984 to 1994, he was Vice President of Engineering at Versatec, Inc., a subsidiary of Xerox Corporation, where he was responsible for printer and systems development. Prior to 1984, Dr. Johnson held various research and management positions at Control Data Corporation.

         Mr. Nardecchia joined the Company in 1993 as Vice President of Operations. From 1990 to 1993, he was Vice President of Product Operations for Barneyscan Corporation, a manufacturer of color scanners. Prior to 1990, he held various management positions in manufacturing, operations and product development at Xerox.

         Mr. Willingham joined the Company in 1993 as Vice President of Customer Service. From 1991 to 1993, he was a Vice President for Phoenix Service, a provider of supplies and service for electrostatic printers. From 1986 to 1991, he held positions as Vice President, Sales and Service and Director of Field Engineering for Precision Image, a manufacturer of electrostatic printers. Prior to 1986, Mr. Willingham held various field service positions for semiconductor and computer manufacturers.

         Mr. Edwards has served as a director of the Company since August 1995. In 1989, he founded Onyx where he continues to serve as President. From 1987 to 1989, he served as Product Marketing Manager for Logic Automation, an electronic design automation software company. From 1985 to 1987, he was a partner of ALS, Inc., where he developed software design tools for GE Semiconductor. Prior to 1985, Mr. Edwards was an engineer at Intel Corporation.

RISK FACTORS

         Product Competition. The recent introduction of the new line of PiezoPrint inkjet printers may impact adversely sales of the Company's DCS 5442 printer to the extent that future purchasers favor the lower priced inkjet alternatives. Accordingly, there can be no assurance that revenue generated by sales of the Company's inkjet products will compensate for the decrease in revenue resulting from declining sales of its electrostatic products. The corresponding decrease in total revenue would have a material adverse effect upon the Company's business, financial condition and results of operations.

         Limited History of Profitability and Uncertainty of Future Financial Results. The Company had an accumulated deficit as of December 31, 1996 of approximately $15.1 million. The Company has a limited history of profitability. There can be no assurance that sales of the Company's products will generate significant revenues or that the Company can sustain profitability on a quarterly or annual basis in the future.

         The Company expects to expand its manufacturing and administrative capabilities, technical and other customer support, research and product development activities. The anticipated increase in the Company's operating expenses caused by this expansion could have a material adverse effect on the Company's operating results if revenues do not increase at an equal or greater rate. Also, the Company's expenses for these and other activities are based in significant part on its expectations regarding future revenues and are fixed to a large extent in the short term. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall, which would have a material adverse effect on the Company's business, financial condition and results of operations.

         Significant Fluctuations in Quarterly Results. The Company's quarterly operating results have varied significantly in the past and are likely to vary significantly in the future based upon a number of factors including general economic conditions, the introduction or market acceptance of new products offered by the Company and its competitors, changes in the pricing policies of the Company or its competitors, the volume and timing of customer orders, the level of product and price competition, the relative proportion of printer and consumables sales, the continued availability of sole source components, the continued availability of consumables from independent vendors, fluctuations in research and development expenditures, the impact of future Company acquisitions, the continued availability of financing arrangements for certain of the Company's customers, the Company's success in expanding its direct sales force and indirect distribution channels and the risks related to international operations, as well as other factors. Additionally, because the purchase of a digital printer or printing system involves a significant capital commitment, the Company's printer and printing system sales cycle is susceptible to delays and lengthy acceptance procedures associated with large capital expenditures. Moreover, due to the Company's high average sales price and low unit volume per month, a delay in the sale of a few units could have a material adverse effect on the results of operations for a financial quarter.

         Quarterly revenues and operating results depend primarily on the volume, timing, shipping and acceptance of orders during the quarter, which are difficult to forecast due to the length of the sales cycle. A significant portion of the Company's operating expenses are relatively fixed in the short term, and planned expenditures are based on sales forecasts. If revenue levels are below expectations, net income, if any, may be disproportionately affected because only a small portion of the Company's expenses vary with revenue in the short term, which could have a material adverse effect on the Company's business, financial condition and results of operations. Although the Company has experienced growth in revenue in recent years, there can be no assurance that the Company will sustain such revenue growth or be profitable on an operating basis in any future period. For the foregoing reasons, the Company believes that period-to-period comparisons of its results are not necessarily meaningful and should not be relied upon as indications of future performance. Further, it is likely that in some future quarter the Company's revenues or operating results will be below the expectations of public market analysts and investors. In such event, the price of the Common Stock could be materially adversely affected.

         Dependence on a Single Product Line. Substantially all of the Company's sales are derived from its printing systems, printers and related software and consumables, such as specialized inks, varnish, vinyls and papers. The Company anticipates that it will continue to derive substantially all of its revenues in the next several years from sales of this product line. Dependence on a single product line makes the Company particularly vulnerable to the successful introduction of competing products. The Company's inability to generate sufficient sales of the product line and to achieve profitability due to competitive factors, manufacturing difficulties, or other reasons, would have a material adverse effect on its business, financial condition and results of operations. Moreover, some of the Company's printing system and printer customers have purchased and will continue to purchase consumables such as ink and paper from suppliers other than the Company. If a significant number of current or future purchasers of the Company's printing systems were to purchase consumables from suppliers other than the Company, the Company's business would be materially adversely affected.

         Competition. The market for printing equipment and related software and consumables is extremely competitive. Suppliers of equipment for the LFDP market compete on the basis of speed, print quality, price and the ability to provide complete solutions, including service. Certain of the Company's competitors are developing or have introduced products to address the LFDP market. Among these companies are 3M Commercial Graphics, a division of Minnesota Mining and Manufacturing Company ("3M"), Xerox ColorgrafX Systems, a subsidiary of Xerox Corporation, ("ColorgrafX"), Encad, Inc. ("Encad"), Hewlett-Packard Corporation ("Hewlett-Packard") and LaserMaster Technologies, Inc. ("LaserMaster"), which manufacture LFDP printers, and Cactus, Star Technologies, Inc. ("Star") and Visual Edge Technology Digital Printing Systems ("Visual Edge"), which develop LFDP image processing software. A variety of potential actions by any of the Company's competitors, especially those with substantial market presence such as ColorgrafX, could have a material adverse effect on the Company's business, financial condition and results of operations. Such actions may include reduction of product prices, increased promotion, announcement or accelerated introduction of new or enhanced products, product giveaways, product bundling or other competitive actions. In addition, companies that are currently targeting the photographic enlargement, screen and offset printing markets may enter the LFDP market in the future or may increase the performance or lower the costs of such alternate printing processes in a manner that would allow them to compete more directly with the Company for LFDP customers. Furthermore, companies that supply consumables, such as ink and paper, to the Company could compete with the Company by not selling such consumables to the Company or by widely selling such consumables directly or through other channels to the Company's customers. Such competition would have a material adverse effect on the Company's business, financial condition and results of operations.

         Many of the companies that currently compete with the Company or that may compete with the Company in the future have longer operating histories and significantly greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base, than the Company. As a result, these competitors may be able to respond more quickly and/or effectively to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion, sale and support of their products than the Company. Consequently, the Company expects to continue to experience increased competition, which could result in significant price reductions, loss of market share and lack of acceptance of new products, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to compete against current or future competitors successfully or that competitive pressures faced by the Company will not have a material adverse effect upon its business, financial condition and results of operations.

         Reliance on Third-Party Distribution. The Company relies heavily on original equipment manufacturers ("OEMs"), value added resellers ("VARs") and a network of distributors for both domestic and international sales. In particular, OEM sales to Oce Graphics France S.A. ("Oce") accounted for 4.8% and 10.9% of the Company's revenue in 1996 and 1995, respectively. While the total percentage of Company revenue represented by sales to Oce has been reduced significantly in recent years as the Company has expanded its distribution channels, Oce remains one of the Company's largest single customers. Under the terms of the agreement with Oce, Oce has a worldwide non-exclusive right to sell the Company's DCS printers. Further, the Company is required to escrow technology associated with qualified products under the agreement, to which Oce has a non-exclusive manufacturing license in the event of the Company's bankruptcy, insolvency, general assignment of debts or failure to deliver such products or spare parts. The agreement expires in October 1997. There can be no assurance that the Company will continue to sell substantial quantities of its products to Oce or that, upon any termination of the Company's relationship with Oce, the Company will be able to obtain suitable distribution of its products in Europe through alternate distributions channels. Such failure would have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company also currently maintains OEM, VAR and distribution agreements for its printing systems and printers with 3M Commercial Graphics, a division of Minnesota Mining and Manufacturing Company ("3M"), Cactus, C-4 Network, Inc., Management Graphics Inc. and Ahearn & Soper Inc. for distribution of its products in North America; Sumisho Electronics Ltd. ("Sumisho"), Sumitomo-3M Ltd. ("Sumitomo-3M"), Marubeni Electronics Co. Ltd. ("Marubeni") and Kimoto Co., Ltd. ("Kimoto") for distribution of its products in Japan; and Oce, Sign-Tronic ("Sign-Tronic") and CIS Graphik for distribution of its products in Europe. During 1996, the Company began selling its DCS printing system directly to end-users and through its recently established German subsidiary. In addition, the Company distributes its image processing software products through a number of domestic and international OEMs, VARs and distributors such as CIS Graphik and Bildverarbeitung GmbH, The David Group, Access Graphics and Encad. Either party may terminate this agreement without cause upon 180 days written notice. There can be no assurance that the Company's independent OEMs, VARs and distributors will maintain their relationships with the Company or that the Company will be able to recruit additional or, if necessary, replacement OEMs, VARs or distributors. The loss of one or more of the Company's OEMs, VARs or distributors could have a material adverse effect on the Company's business, financial condition and results of operations.

         In general, the Company's agreements with its OEMs, VARs and distributors are not exclusive, and each of the Company's OEMs, VARs and distributors can cease marketing the Company's products with limited notice and with little or no penalty. Some of the Company's OEMs, VARs and distributors offer competitive products manufactured by third parties. In addition, some of these customers may consider Onyx's products to be competitive offerings and, as a result, there can be no assurance that such customers will continue marketing the Company's products. Further, there can be no assurance that the Company's OEMs, VARs and distributors will give a high priority to the marketing of the Company's products as compared to competitors' products or alternative solutions or that such OEMs, VARs and distributors will continue to offer the Company's products. Any reduction or delay in sales of the Company's products by its OEMs, VARs or distributors could have a material adverse effect on the Company's business, financial condition and results of operations.

         Although the Company seeks information from foreign customers that purchase products from the Company's OEMs, VARs and distributors, it generally does not deal directly with them and cannot directly observe their experience with the Company's products. The Company also does not have direct control over the marketing and support efforts of its OEMs, VARs and distributors in foreign countries. This may result in the inability of the Company to identify potential opportunities with these customers and a potential delay by the Company in the recognition and correction of any problems with such OEM, VAR or distributor sales or support organizations. Failure of the Company to respond to customer preferences or experience with its products or the failure of OEM, VAR or distributor supported customers to market and support the Company's products successfully, could have a material adverse effect on the Company's business, financial condition and results of operations. Further, third-party distribution provides the Company with less information regarding the amount of inventory that is in the process of distribution. This lack of information can reduce the Company's ability to predict fluctuations in revenues resulting from a surplus or a shortage in its distribution channels and contribute to volatility in the Company's financial results, cash flow, and inventory balances.

         Limited History of Product Manufacturing and Use; Product Defects. The Company's printers are based on relatively new technology, are complex and must be reliable and durable. Companies engaged in the development and production of new, complex technologies and products often encounter difficulties and delays. The Company began commercial production of the DCS 5400 in June 1994 and the DCS 5442 in January 1996. Since its introduction as a second generation to the DCS 5400, the DCS 5442 has represented an increasing percentage of the Company's shipments, and by September 1996, substantially replaced the DCS 5400.

         In December 1996, the Company introduced its first inkjet printer, the PiezoPrint 1000, which is targeted at the lower priced entry level production market. In March, 1997, the PiezoPrint 5000 joined the Raster Graphics product line of printers as a mid-range of price/performance product which complements the Company's affordable PiezoPrint 1000 inkjet printer and the high-volume DCS 5442.

         The Company is continuing to make upgrades and improvements in the features of the DCS 5442 and its PiezoPrint line of printers. Despite extensive research and testing, the Company's experience with volume production of its printers and with their reliability and durability during customer use is limited. Consequently, customers may experience reliability and durability problems that arise only as the product is subjected to extended use over a prolonged period of time. The Company and certain users have encountered some operational problems which the Company believes it has successfully addressed. However, there can be no assurance that the Company has successfully resolved these operational issues or that the Company will successfully resolve any future problem in the manufacture or operation of RGI's printers or any new product. Failure by the Company to resolve manufacturing or operational problems with RGI's printers or any new product in a timely manner would have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company's image processing software products are extremely complex as a result of such factors as advanced functionality, the diverse operating environments in which they may be deployed, the need for interoperability, the multiple versions of such products that must be supported for diverse operating platforms and languages and the underlying technological standards. These products may contain undetected errors or failures when first introduced or as new versions are released. There can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in new software products after commencement of commercial shipments, resulting in loss of or delay in market acceptance. Such loss or delay would likely have a material adverse effect on the Company's business, financial condition and results of operations.

         Susceptibility of Certain Customers to Economic and Financing Conditions. Many of the Company's end user customers are small businesses that are more susceptible than large businesses to general downturns in the economy. In some cases, these customers finance the purchase of the Company's products through third-party financing arrangements. To the extent that such customers are unable to obtain acceptable financing terms or to the extent that a rise in interest rates makes financing arrangements generally unattractive, these factors would impact adversely sales of the Company's products. Consequently, the Company's access to a significant portion of its present customer base would be limited. Moreover, competitors, such as ColorgrafX, that have significantly greater financial resources than the Company may be able to provide more attractive financing terms to potential customers than those available through the Company or through third parties. There can be no assurance that the Company's small business customers will, if necessary, be able to obtain acceptable financing terms or that the Company will be able to offer financing terms that are competitive with those offered by the Company's competitors. The Company's inability to continue to generate sufficient levels of product revenue from sales to such customers due to the unavailability of financing arrangements or due to a general economic downturn would have a material adverse effect on the Company's business, financial condition and results of operations.

         Uncertainty Regarding Development of LFDP Market; Uncertainty Regarding Market Acceptance of New Products. The LFDP market is relatively new and evolving. The Company's future financial performance will depend in large part on the continued growth of this market and the continuation of present large format printing trends such as use and customization of large format advertisements, use of color, transferring of color images onto a variety of substrates, point-of-purchase printing, in-house graphics design and production and the demand for limited printing runs of less than 200 copies. The failure of the LFDP market to achieve anticipated growth levels or a substantial change in large format printing customer preferences would have a material adverse effect on the Company's business, financial condition and results of operations. Additionally, in a new market, customer preferences can change rapidly and new technology can quickly render existing technology obsolete. Failure by the Company to respond effectively to changes in the LFDP market, to develop or acquire new technology or to successfully conform to industry standards would have a material adverse effect on the business, financial condition and results of operations of the Company.

         The Company's products currently target the high-performance production segment of the LFDP market. The future success of the Company will likely depend on its ability to develop and market new products that provide superior performance at acceptable prices within this segment and to introduce lower-cost products aimed at a broader segment of the LFDP market. Also, as the Company develops new printers, it may need to develop new consumables to be used by its new printer products. Any quality, durability or reliability problems with such new products, regardless of materiality, or any other actual or perceived problems with new Company products, could have a material adverse effect on market acceptance of such products. There can be no assurance that such problems or perceived problems will not arise or that, even in the absence of such problems, new Company products will receive market acceptance. A failure of future Company products to receive market acceptance for any reason would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the announcement by the Company of new products and technologies could cause customers to defer purchases of the Company's existing products, which would have a material adverse effect on the Company's business, financial condition and results of operations.

         International Revenues. The Company's international revenues accounted for approximately 55.8%, 51.3% and 55.9% of the Company's revenues in 1996, 1995 and 1994, respectively. The Company makes a material amount of sales to third party distributors based in Japan, France and Germany. However, the Company believes that sales to its European distributors are resold throughout Europe. The Company expects that international sales will continue to account for a significant portion of its total revenues in future periods. International sales are subject to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, government controls, political instability, longer payment cycles, increased difficulties in collecting accounts receivable and potentially adverse tax consequences. The Company's inability to obtain foreign regulatory approvals on a timely basis could have a material adverse effect on the Company's business, financial condition and results of operations. Sales from the Company's German and UK subsidiaries are denominated in local currencies. Accordingly, fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to end users in a particular country, leading to a reduction in sales in that country. To date, the Company has not found it appropriate to hedge the risks associated with fluctuations in exchange rates of local currency sales from the Company's German and UK subsidiaries. However, it is possible that the Company may undertake such transactions in the future. Purchases of the PiezoPrint 1000 from the Company's sole source supplier are denominated in Japanese yen and have resulted in some foreign currency exchange rate fluctuation exposure. As a result the Company has utilized Japanese yen forward exchange contracts to manage some of its PiezoPrint 1000 firm purchase commitments. At December 31, 1996, the Company held foreign currency forward contracts with maturities between January through March 1997 to buy 192 million yen for $1.7 million. The fair value of the yen underlying these instruments at December 31, 1996, totaled $1.7 million. The impact of future exchange rate fluctuations cannot be predicted adequately. There can be no assurance that any hedging techniques implemented by the Company would be successful or that the Company's results of operations will not be materially adversely affected by exchange rate fluctuations. In general, certain seasonal factors and patterns impact the level of business activities at different times in different regions of the world. For example, sales in Europe are adversely affected in the third quarter of each year as many customers and end users reduce their business activities during the summer months. These seasonal factors and currency fluctuation risks could have a material adverse effect on the Company's quarterly results of operations. Further, because the Company has operations in different countries, the Company's management must address differences in regulatory environments and cultures. Failure to address these differences successfully could be disruptive to the Company's operations.

         Dependence on Sole Source Subcontractors and Suppliers. The Company relies on subcontractors and suppliers to manufacture, subassemble, and perform first-stage testing of its printer components and may, in the future, rely on third parties to develop or provide printer components, some of which are, or may be, critical to the operation of the Company's products. The Company relies on single suppliers for certain critical components, such as the printhead for the PiezoPrint 5000, rubber drive rollers, electrostatic writing head circuit boards, and application-specific integrated circuits. In particular, the Company's PiezoPrint 1000 inkjet printer is originally manufactured by a third party. The Company also relies on limited source suppliers for consumables, such as specialized inks, varnish, vinyls and papers, that the Company sells under the Raster Graphics brand name. The Company's agreements with its subcontractors and suppliers are not exclusive, and each of the Company's subcontractors and suppliers can cease supplying printing system components or consumables with limited notice and with little or no penalty. In the event it becomes necessary for the Company to replace a key subcontractor or supplier, the Company could incur significant manufacturing set-up costs and delays while new sources are located and alternate components and consumables are integrated into the Company's manufacturing process. There can be no assurance that the Company will be able to maintain its present subcontractor and supplier relationships or that the Company will be able to find suitable replacement subcontractors and suppliers, if necessary. Further, there can be no assurance that the Company's present subcontractors and suppliers will continue to provide sufficient quantities of suitable quality product components and consumables at acceptable prices. The loss of subcontractors or suppliers or the failure of subcontractors or suppliers to meet the Company's price, quality, quantity and delivery requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

         Risks Associated with Intellectual Property. As of December 31, 1996, the Company had seven pending patent applications and has been awarded nine United States patents and one United States trademark covering technical features and fabrication methods used in Raster Graphics' printers and color rendering techniques used by its image processing software. Despite the Company's precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's technologies without authorization or to develop competing technologies independently. Furthermore, the laws of certain countries in which the Company does business, including countries in which the Company does a significant amount of business, such as France, Germany and Japan, may not protect the Company's software and intellectual property rights to the same extent as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology. If unauthorized copying or misuse of the Company's products were to occur to any substantial degree, or if a competitor of the Company were to effectively duplicate the Company's proprietary technology, the Company's business, financial condition and results of operations would be materially adversely affected.

         Although the Company has not received notices from third parties alleging infringement claims that the Company believes would have a material adverse effect on the Company's business, there can be no assurance that third parties will not claim that the Company's current or future products or manufacturing processes infringe the proprietary rights of others. Any such claim, with or without merit, could result in costly litigation or might require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, or at all, which could have a material adverse effect upon the Company's business, financial condition and results of operations.

         Difficulties in Managing Growth. The Company has experienced significant growth in recent years which has placed demands on the Company's administrative, operational and financial personnel and systems, manufacturing operations, research and development, technical support and financial and other resources. Certain of the Company's officers have recently joined the Company, and the Company anticipates further increases in the number of its senior managers. Failure to manage these changes and to expand effectively any of these areas would have a material adverse effect on the Company's business, financial condition and results of operations.

         Need to Attract and Retain Highly Skilled Personnel. The success of the Company depends to a large extent upon its ability to retain and continue to attract highly skilled personnel. The Company believes that the loss of its Chief Executive Officer could have a material adverse effect on the Company's business, financial condition or results of operations. Competition for employees in the high technology sector in general, and in the LFDP industry in particular, is intense, and there can be no assurance that the Company will be able to attract and retain enough qualified employees. If the business of the Company increases, it may become increasingly difficult to hire, train and assimilate the new employees needed. With the exception of employment agreements containing initial compensation terms and severance obligations with respect to the Company's Chief Executive Officer and Chief Financial Officer, the Company has not entered into employment agreements with any of its key personnel. Additionally, the Company has not required its key personnel to enter into non-competition agreements with the Company. The Company has not procured key man insurance for any of its employees. The Company's inability to retain and attract key employees would have a material adverse effect on the Company's business, financial condition and results of operations.

         Environmental. The Company is subject to local laws and regulations governing the use, storage, handling and disposal of the inks, varnishes and finishing solutions sold for use with the Company's printers. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by such laws and regulations, and while the Company is not aware of any notice or complaint alleging any violation of such laws or regulations, risk of accidental contamination, improper disposal or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, there can be no assurance that the Company will not be required to incur significant costs to comply with environmental laws and regulations in the future.

         Possible Volatility of Stock Price; Benefits to Existing Stockholders. In recent years, the stock market in general, and the stock prices of technology companies in particular, have experienced extreme price fluctuations, sometimes without regard to the operating performance of particular companies. Factors such as quarterly variation in actual or anticipated operating results, changes in earnings estimates by analysts, market conditions in the industry, announcements by competitors, regulatory actions and general economic conditions may have a significant effect on the market price of the Common Stock. Following fluctuations in the market price of a corporation's securities, securities class action litigation has often resulted. There can be no assurance that such litigation will not occur in the future with respect to the Company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on the Company's business, financial condition and results of operations.

         Blank Check Preferred Stock; Anti-Takeover Provisions. The Company's Board of Directors has the authority to issue up to 2,000,000 shares of Preferred Stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by the stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock may have the effect of delaying, deterring or preventing a change of control of the Company without further action by the stockholders and may adversely affect the voting and other rights of the holders of Common Stock. The Company has no present plans to issue shares of Preferred Stock. The Company's Certificate of Incorporation and Bylaws provide for, among other things, the prospective elimination of cumulative voting with respect to the election of directors, the elimination of actions to be taken by written consent of the Company's stockholders and certain procedures such as advance notice procedures with regard to the nomination, other than by or at the direction of the Board of Directors, of candidates for election as directors. In addition, the Company's charter documents provide that the Company's Board of Directors be divided into three classes, each of which serves for a staggered three-year term. The foregoing provisions could have the effect of making it more difficult for a third party to effect a change in the control of the Board of Directors. In addition, these provisions could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, or of making the Company less attractive to a potential acquiror of, a majority of the outstanding voting stock of the Company, and may complicate or discourage a takeover of the Company. The foregoing provisions may also result in the Company's stockholders receiving less consideration for their shares than might otherwise be available in the event of a takeover attempt of the Company.

ITEM 2.  PROPERTIES.

         Raster Graphics has leased facilities in three locations. Its main headquarters of approximately 62,000 square feet is located in San Jose, California, of which approximately 26.0% is used for administration and sales and marketing, approximately 12.0% is used as a storage facility, and approximately 62.0% is used for research and development, manufacturing, and assembly. The Company's other facilities are comprised of 11,000 square feet in Salt Lake City, Utah, 3,000 square feet in Union City, California, and 4,000 square feet in Germany, used primarily for administration and sales and marketing. The lease on the Company's main facility expires in December 31, 2001. The Company believes its facilities are adequate to support its operations through 1997. The Company anticipates that it will need additional space as business expands and believes that it will be able to obtain suitable space as needed.

ITEM 3.  LEGAL PROCEEDINGS.

         There is no material legal proceeding to which the Company is a party or to which any of its properties are subject. No material legal proceedings were terminated in the year ended December 31, 1996.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter for the fiscal year ended December 31, 1996.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

         The Company's Common Stock has been traded in the over-the-counter market under the Nasdaq symbol RGFX since the Company's initial public offering on August 8, 1996. Prior to the initial public offering, no public market existed for the Common Stock.

         The prices per share reflected in the table represent the range of high and low closing prices in the Nasdaq National Market System for the quarter indicated.

                                                    High                Low
                                                   --------------------------
Third quarter ended September 30, 1996             11 1/4             8 1/8

Fourth quarter ended December 31, 1996             12 1/2             7 5/8

         Historically, the Company has not paid cash dividends on its common stock and there is no plan to pay dividends in the near future.

         The Company had approximately 158 stockholders of record as of March 19, 1997.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following table presents selected consolidated financial data of the Company. This historical data should be read in conjunction with the attached consolidated Financial Statements and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in Item 7 of this Form 10-K. In addition, in order to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company hereby notifies readers that the factors set forth above in "Risk

Factors" as well as other factors, could in the future affect, and in the past have affected, the Company's actual results and could cause the Company's results for future quarters to differ materially from those expressed in any forward looking statements made by or on behalf of the Company, including without limitation those made in the following discussion.

                      SELECTED CONSOLIDATED FINANCIAL DATA
                     (in thousands, except per share data)

                                             DEC. 31,        DEC. 31,         DEC. 30,         DEC. 31,      DEC. 25,
                                               1996           1995(1)           1994             1993          1992
                                           --------------  --------------  --------------  -------------- --------------
STATEMENTS OF OPERATIONS DATA:
   Net revenues..........................        $39,395         $26,045         $13,235         $14,719         $8,525
   Cost of revenues......................         23,375          16,598           9,704           9,942          6,115
                                           --------------  --------------  --------------  -------------- --------------
   Gross profit..........................         16,020           9,447           3,531           4,777          2,410
   Operating expenses:
     Research and development............          4,516           3,373           2,748           2,179          1,638
     Sales, general and administrative             8,158           5,074           3,012           2,492          2,497
     Acquired in-process research
       and development(1)................             --             889              --              --             --
                                           --------------  --------------  --------------  -------------- --------------
   Total operating expenses..............         12,674           9,336           5,760           4,671          4,135
                                           --------------  --------------  --------------  -------------- --------------
   Operating income (loss)...............          3,346             111          (2,229)            106         (1,725)
   Interest income (expense), net........            309              49             101             (60)          (336)
                                           --------------  --------------  --------------  -------------- --------------
   Income (loss) before provision
     for income taxes....................          3,655             160          (2,128)             46         (2,061)
   Provision for income taxes............            357              83              --               5             --
                                           --------------  --------------  ==============  ============== ==============
   Net income (loss).....................         $3,298             $77         $(2,128)            $41        $(2,061)
                                           --------------  --------------  ==============  ============== ==============
   Net income per share(2)...............          $0.39           $0.01
                                           ==============  ==============
   Shares used in per share
     calculation.........................          8,445           7,187
                                           ==============  ==============

                                               DEC. 31,        DEC. 31,        DEC. 30,          DEC. 31,       DEC. 25,
                                                 1996            1995            1994              1993          1992
                                           --------------  --------------   --------------    -------------- --------------
CONSOLIDATED BALANCE SHEETS DATA:
   Cash and investments..................        $15,839          $1,550          $1,607          $4,148         $1,695
   Total assets..........................         35,505          12,343           7,912           9,010          5,899
   Long-term debt........................            178             504             338              --             10
   Total stockholders' equity............         27,081           6,713           3,801           5,900         (2,861)

----------

(1) In August 1995, the Company acquired Onyx and incurred a charge of $889,000 for acquired in-process research and development. See Notes to Consolidated Financial Statements.

(2) See Notes to Consolidated Financial Statements and Management's Discussion and Analysis.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         Raster Graphics was established in 1987 initially to develop low-cost electrostatic raster printers for the computer-aided design ("CAD") market. Raster Graphics commenced shipments of its first printer, a 22-inch printer, in 1989, followed by a 24-inch printer in 1990 and a 36-inch printer in 1992.

         In 1993, the Company identified the on-demand production large format digital printing ("LFDP") market as a new opportunity to develop a product based on its proprietary high-speed printhead technology. As a result, in 1993 the Company shifted its product focus and began to develop the DCS 5400 specifically for the LFDP market. The Company began shipping the DCS 5400 in July 1994. Since the Company began commercial production of the DCS 5442 in January 1996 as a second generation to the DCS 5400, this line has represented an increasing percentage of the Company's product shipments and, by September 1996, substantially replaced the DCS 5400. In December 1996, the Company introduced the PiezoPrint 1000, an inkjet printer manufactured by a third party, that is targeted at the lower priced entry level production market. In March 1997, the Company introduced the PiezoPrint 5000 as a mid-range, price/performance product to complement the affordable PiezoPrint 1000 inkjet printer and the high volume DCS 5442. Although the Company has no current plans to replace any printer in its current line of products, the future success of the Company will likely depend on its ability to develop and market new products that offer different levels of performance for the production segment of the LFDP market.

         In order to provide a complete digital printing solution to its customers, the Company began shipping Onyx's image processing software with its digital printers in July 1994. Onyx develops and markets image processing software for the Company's digital printers as well as printers manufactured by companies such as CalComp, Encad, Hewlett-Packard and ColorgrafX. In August 1995, the Company acquired Onyx. Onyx supplies its software to Raster Graphics and also sells its software products to OEMs, VARs, systems integrators and other printer manufacturers. Onyx's current image processing software product, PosterShop, was introduced in April 1996 as a replacement for Onyx's Imagez image processing software product, which Onyx had been shipping since May 1991. Although the Company has no current plans to replace its PosterShop product, the Company will likely introduce new versions of its image processing software in the future.

         Raster Graphics also sells related consumables, including specialized inks and papers which it acquires from third party suppliers and resells under the Raster Graphics name for use in the Company's digital printers. The sale of consumables generates recurring revenues which the Company believes will continue to increase to the extent that the installed base of printing systems expands. As the Company develops new printers, it may need to develop new consumables to be used by its new printer products.

         In the United States, Raster Graphics also derives revenues from maintenance contracts of installed systems and printers, including the Company's installed base of 22-inch, 24-inch and 36-inch printers. Revenue is also generated from the sale of spare parts.

         Raster Graphics' end user customers, OEMs, VARs, and international distributors submit purchase orders that generally require product shipment within two to eight weeks from receipt of order. Accordingly, the Company does not use order backlog as a primary basis for management planning for longer periods. Revenues are recognized upon shipment if there are no contingencies. If contingencies exist, revenues are recognized only when such contingencies are removed by the customer.

         Cost of revenues includes materials, labor, overhead and software royalties. Cost of revenues as a percentage of revenue varies depending upon the revenue mix generated through end user, OEM, VAR and distributor sales, and the revenue mix generated from Onyx software license fees, printing systems sales, consumables sales and service fees.

         Raster Graphics expenses research and development costs as incurred. Research and development expenses have increased from year to year, and Raster Graphics expects further increases in research and development expenses in the future due to the development of new products.

         Raster Graphics' sales and marketing expenses and general and administrative expenses have also increased to support the revenue growth of the Company. The Company's strategy is to distribute its products through a direct sales force and independent representatives in selected markets, as well as through OEMs, VARs and distributors. Raster Graphics also incurs sales and marketing expenses in connection with product promotional activities. The Company intends to continue to expand its domestic and international sales and marketing organizations. As a result, the Company believes that sales and marketing expenses will continue to increase in absolute dollar amounts and may increase as a percentage of revenues.

         The Company has a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stages of development, particularly companies in new and rapidly evolving markets. To address these risks, the Company must, among other things, respond to competitive developments, attract, retain and motivate qualified persons, and continue to upgrade its technologies and commercialize products and services incorporating such technologies. There can be no assurance that the Company will be successful in addressing these risks. As of December 31, 1996, the Company had an accumulated deficit of $15.1 million. Although the Company was profitable in 1995 and 1996, there can be no assurance that the Company will be profitable in the future.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated selected items of the Company's consolidated statements of operations expressed as a percentage of its net revenues:

                                                                         YEARS ENDED
                                                ---------------------------------------------------------
                                                  DECEMBER 31,        DECEMBER 31,       DECEMBER 30,
                                                      1996                1995               1994
                                                ------------------ ------------------- ------------------
Net revenues........................                      100.00%            100.00%            100.00%
Cost of revenues....................                         59.3               63.7               73.3
                                                ------------------ ------------------  -----------------
Gross profit........................                         40.7               36.3               26.7
Operating expenses:
   Research and development.........                         11.5               13.0               20.8
   Sales and marketing..............                         15.3               14.0               15.5
   General and administrative.......                          5.4                5.5                7.2
   Acquired in-process research
      and development(1)............                           --                3.4                 --
                                                ------------------ ------------------  -----------------
   Total operating expenses.........                         32.2               35.9               43.5
                                                ------------------ ------------------  -----------------
Operating income (loss).............                          8.5                0.4             (16.8)
Interest income, net................                          0.8                0.2                0.7
                                                ------------------ ------------------  -----------------
Income (loss) before provision
   for income taxes.................                          9.3                0.6             (16.1)
Provision for income taxes..........                          0.9                0.3                 --
                                                ------------------ ------------------  -----------------
Net income (loss)...................                         8.4%               0.3%            (16.1)%
                                                ================== ==================  =================

----------
(1) In August 1995 the Company acquired Onyx and incurred a charge of $889,000 for acquired in-process research and development. See Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

         Raster Graphics' results of operations for fiscal 1996 reflect a significant increase in sales over the prior fiscal year. Sales for the year ended December 31, 1996, grew 51.3%, to $39.4 million, compared to sales of $26.0 million recorded in fiscal 1995. This increase was primarily due to the growth in sales of printer systems following the introduction of the DCS 5442 printing system in January 1996, increase in sales of consumables, increase in sales of Onyx software and sales by the Company's German subsidiary. Raster Graphics' results of operations for fiscal 1995 reflect a significant increase in sales over the prior fiscal year. Sales for the year ended December 31, 1995, grew 96.8%, to $26.0 million, compared to sales of $13.2 million recorded in fiscal 1994. The increase was mainly attributable to growth of sales of the DCS 5400 printing system, increase in sales of consumables, consolidation of net revenues from Onyx after August 10, 1995, and higher sales of spare parts.

         Future revenue growth will depend on a number of factors, including the Company's ability to develop, manufacture, market and sell innovative and reliable new products, customer satisfaction, market growth, competitive developments, product mix, vendor performance and the Company's ability to handle growth.

         International sales, which include export sales and sales shipped by the Company's European operations, were $22.0 million, $13.4 million and $7.4 million for 1996, 1995 and 1994, respectively. These sales represented 55.8%, 51.3% and 55.9% of net revenues, respectively. The increases in international sales were a result of the increased international customer acceptance of the DCS printing systems, the establishment of new distribution arrangements and sales by the Company's German subsidiary. Sales by the Company's German and United Kingdom subsidiaries for 1996 and 1995 were approximately $3.6 million and $578,000, respectively. Future international revenues will depend on the factors set forth above, and will be subject to unexpected changes in regulatory requirements and tariffs, longer customer payment cycles, fluctuation in currency exchange rates, seasonal factors and risks associated with managing business operations in geographically distant locations. No assurance can be given that international revenues will continue to grow at current rates, or at all.

         Oce, a European distributor, accounted for 4.8% and 10.9% of net revenues for 1996 and 1995, respectively. No customer accounted for more than 10.0% of net revenues in 1996.

         Gross Profit. Gross profit was $16.0 million, $9.4 million and $3.5 million, or 40.7%, 36.3% and 26.7% of revenues, for 1996, 1995 and 1994, respectively. The increase in gross margin in 1996 was primarily due to increase in sales of higher margin Onyx software products as a percentage of total revenue, higher gross margin for products sold through the Germany subsidiary, as well as improved manufacturing efficiency. The improved gross margin in 1995 was primarily due to a change in product mix to a greater percentage of relatively higher-margin DCS printing systems, the allocation of fixed costs over a larger number of units sold and increased sales of consumables and software products. The Company's future level of gross profit will depend on a number of factors, including product mix and its abilities to control variable expenses relative to revenue levels, maintain a revenue base over which to allocate fixed costs and continue to develop, manufacture, market and sell innovative and reliable new products.

         Research and Development. Research and development expenses were $4.5 million, $3.4 million and $2.7 million, or 11.5%, 13.0% and 20.8% of net revenues, for 1996, 1995 and 1994, respectively. The absolute dollar increase from year to year was primarily due to increased payroll and related expenses, including the Onyx engineering staff, and increased engineering material expenditures related to the development of new products. The Company intends to continue to dedicate substantial resources to research and development activities to maintain its leadership in the LFDP market. The Company intends to expand its product lines, including printers, to achieve lower price points and higher image quality, and to enhance its PosterShop image processing software. Accordingly, the Company believes that research and development expenses will continue to increase in dollar amounts, and may increase as a percentage of revenues, in the future.

         Sales and Marketing. Sales and marketing expenses were $6.0 million, $3.6 million and $2.1 million, or 15.3%, 14.0% and 15.5% of net revenues, for 1996, 1995 and 1994, respectively. The primary causes of the absolute dollar increase have been increases in payroll and payroll-related expenses due to increases in personnel, and to a lesser degree, travel-related expenses. Spending also increased in 1996 due to increased sales activities of the sales office in Germany to support increased sales activities in Europe and the expenses of launching the PiezoPrint 1000 product. The Company believes that sales and marketing expenses will continue to increase in dollar amounts, and may increase as a percentage of revenues, in the future.

         General and Administrative. General and administrative expenses were $2.1 million, $1.4 million and $958,000, or 5.4%, 5.5% and 7.2% of net revenues, for 1996, 1995 and 1994, respectively. The increase in absolute amounts of expenditures in 1996 reflected the increased cost of payroll and related expenses as well as the increased cost of operating as a public company. The increase in 1995 was primarily related to increased costs related to the Company's new facility and increased payroll and payroll-related expenses. The Company believes that general and administrative expenses will continue to increase in dollar amounts, and may increase as a percentage of revenues, in the future.

         Acquired In-Process Research and Development. In August 1995, the Company acquired Onyx for stock and other consideration valued at $1.5 million. The assets acquired included tangible assets valued at $866,000, intangible assets of $454,000, less liabilities assumed of $570,000, and software in the development stage valued at approximately $750,000 which was expensed in the September 1995 quarter as it had not yet reached technological feasibility and did not have alternative future uses. In addition, the Company wrote off $139,000 in the September 1995 quarter for redundant PostScript licenses that the Company had purchased for the Company's development of a similar image processing software product.

         Interest Income (Expense), net. Net interest income was $309,000, $49,000 and $101,000 for 1996, 1995 and 1994, respectively. Higher interest income in 1996 was a result of investing cash raised from the Company's initial public offering of common stock.

         Provisions for Income Taxes. The provision for income taxes was $357,000 and $83,000 for 1996 and 1995, respectively. There was no provision for income taxes for 1994 as the Company incurred operating losses. The provision for income taxes for 1996 differs from the statutory federal income tax rate, primarily due to the tax benefit from utilization of net operating loss carryforwards. The provision for income taxes for 1995 differs from the statutory income tax rate, primarily due to unbenefited foreign losses and the tax benefits of utilizing net operating loss carryforwards.

         As of December 31, 1996, the Company has federal and state net operating loss carryforwards of approximately $9.3 million and $1.5 million, respectively. The Company also has federal and California tax credit carryforwards of approximately $939,000 and $514,000, respectively. The net operating loss and credit carryforwards will expire in the years 1997 through 2011, if not utilized.

         Utilization of the net operating losses and credits may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended (the "Code") and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

TRENDS AND UNCERTAINTIES

         Competition. The market for printing equipment and related software and consumables is extremely competitive. Suppliers of equipment for the LFDP market compete on the basis of speed, print quality, price and the ability to provide complete solutions, including service. Certain of the Company's competitors are developing or have introduced products to address the LFDP market. Among these companies are Xerox ColorgrafX Systems, a subsidiary of Xerox Corporation, ("ColorgrafX"), Encad, Inc. ("Encad"), Hewlett-Packard Corporation ("Hewlett-Packard") and LaserMaster Technologies, Inc. ("LaserMaster"), which manufacture LFDP printers, and Cactus, Star Technologies, Inc. ("Star") and Visual Edge Technology Digital Printing Systems ("Visual Edge"), which develop LFDP image processing software. A variety of potential actions by any of the Company's competitors, especially those with substantial market presence such as ColorgrafX, could have a material adverse effect on the Company's business, financial condition and results of operations. Such actions may include reduction of product prices, increased promotion, announcement or accelerated introduction of new or enhanced products, product giveaways, product bundling or other competitive actions. In addition, companies that are currently targeting the photographic enlargement, screen and offset printing markets may enter the LFDP market in the future or may increase the performance or lower the costs of such alternate printing processes in a manner that would allow them to compete more directly with the Company for LFDP customers. Furthermore, companies that supply consumables, such as ink and paper, to the Company could compete with the Company by not selling such consumables to the Company or by widely selling such consumables directly or through other channels to the Company's customers. Such competition would have a material adverse effect on the Company's business, financial condition and results of operations.

         Many of the companies that currently compete with the Company or that may compete with the Company in the future have longer operating histories and significantly greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base, than the Company. As a result, these competitors may be able to respond more quickly and/or effectively to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion, sale and support of their products than the Company. Consequently, the Company expects to continue to experience increased competition, which could result in significant price reductions, loss of market share and lack of acceptance of new products, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to compete against current or future competitors successfully or that competitive pressures faced by the Company will not have a material adverse effect upon its business, financial condition and results of operations.

         Fluctuations in Operating Results. The Company's operating results have historically been, and will continue to be, subject to significant quarterly and annual fluctuations due to a number of factors, including fluctuations in capital spending domestically or internationally in one or more industries to which the Company sells its products, new product introductions by the Company or its competitors, changes in product mix and pricing by the Company, its suppliers or its competitors, availability of components and raw materials, failure to manufacture a sufficient volume of products in a timely and cost-effective manner, any failure to introduce new products on a timely basis or to anticipate changing customer product requirements, lack of market acceptance or shifts in the demand for the Company's products, changes in the mix of sales by the distribution channel, changes in the spending patterns of the Company's customers, and extraordinary events such as litigation or acquisitions. The Company's gross margins may vary depending on the mix of higher margin DCS printing systems and software products.

         The Company's operating results will also be affected by general economic and other conditions affecting the timing of customer orders and capital spending. The Company generally recognizes product revenue upon shipment. The Company's net revenues and results of operations for a fiscal period will therefore be affected by the timing of orders received and orders shipped during such period. Because the purchase of a printer or printing system involves a significant capital commitment, the Company's printer and printing system sales cycle is susceptible to delays and lengthy acceptance procedures typically associated with large capital expenditures. Due to the Company's high average sales price and low unit volume per month, a delay in the sale of a few units could have a material adverse effect on the results of operations for a financial quarter. A delay in shipments near the end of a fiscal period, due for example to product development delays or to delays in obtaining materials, could materially adversely affect the Company's business, financial condition and results of operations for such period. Moreover, continued investments in research and development, capital equipment and ongoing customer service and support capabilities will result in significant fixed costs which the Company will not be able to reduce rapidly. If the Company's sales for a particular fiscal period are below expected levels, the Company's business, financial condition and results of operations for such fiscal period could be materially adversely affected. There can be no assurance that the Company will be able to increase or sustain profitability on a quarterly or annual basis in the future.

         The recent introduction of the new line of PiezoPrint inkjet printers may adversely impact sales of the Company's DCS 5442 printer to the extent that future purchasers favor the lower priced, lower performance inkjet alternatives. Accordingly, there can be no assurance that revenue generated by sales of the Company's inkjet products will compensate for the decrease in revenue resulting from declining sales of its electrostatic products. The corresponding decrease in total revenue would have a material adverse effect upon the Company's business, financial condition and results of operations.

         Certain seasonal factors and patterns impact the level of business activities at different times in different regions of the world. For example, sales in Europe are adversely affected in the third quarter of each year as many customers and end users reduce their business activities during the summer months. These seasonal factors, along with currency fluctuation risks, could have an adverse impact on the Company's quarterly results of operations. Moreover, because orders constituting the Company's backlog are subject to changes in delivery schedules and in certain instances are subject to cancellation without significant penalty, the Company's backlog may not be indicative of demand for the Company's products or actual net revenues for any future period.

         In addition, a significant percentage of the Company's bookings frequently occur in the last month of each fiscal quarter. This fact, coupled with the relatively short lead-time associated with many of the Company's customer orders, limits the Company's ability to determine quarterly results until relatively late in the period.

         Dependence on Foreign Supplier. The PiezoPrint 1000 is the first product the Company has purchased under license for marketing under its own label. The supplier also distributes the product through its own worldwide distribution network. The success of the Company in selling this product is dependent upon many variables such as the established distribution network of the Company, pricing, support, added value from integration of the Company's PosterShop software and other factors. In addition this is the Company's first major procurement of a finished product from a Japanese vendor who does not have significant international trading experience. The inability to maintain a good vendor relationship would adversely affect sales of the product. Furthermore the purchase price of the product is denominated in Japanese yen; and the fluctuation of this foreign currency will have an impact on the profitability of the product.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the Company has financed its operations primarily through private sales of preferred stock and common stock of $24.2 million, its initial public offering of common stock, issuance of convertible debt, bank loans, equipment lease financing and private loans. For the year ended December 31, 1996 and for the same period in 1995 and 1994, $663,000, $638,000 and $2.2 million of cash was used in operations, respectively. For fiscal 1996 and 1995 net cash used in operations was due primarily to increases in inventories and accounts receivable associated with higher net revenues, which were partially offset by net income and an increase in accounts payable.

         Net cash used in investing activities was $14.8 million, $1.0 million and $805,000 for the years ended December 31, 1996, 1995 and 1994, respectively. The Company incurred $1.7 million of capital expenditure in 1996, $1.1 million in 1995 and $805,000 in 1994. The Company made net purchases of $13.1 million short term cash investments at December 31, 1996.

         Financing activities provided net cash of $16.7 million, $1.6 million and $487,000 for the years ended December 31, 1996, 1995 and 1994, respectively. In August 1996, the Company successfully completed its initial public offering of securities which yielded net proceeds of $16.9 million. In fiscal 1995, $1.5 million was raised by issuing Series C preferred stock. The proceeds from the sale of these equity securities were partially offset by payments on notes and capital lease obligations.

         To date, the Company has not invested in derivative securities or any other financial instrument that involves a high level of complexity or risk. Management expects that, in the future, cash in excess of current requirements will be invested in investment grade, interest-bearing securities.

         At December 31, 1996, the Company had $15.8 million of cash and cash equivalents and short term investments. The Company also has available a $5.0 million bank line of credit agreement that expires on December 14, 1997, which is secured by the assets of the Company. At December 31, 1996, there were no borrowings outstanding under the bank line of credit.

         In March 1997, the Company completed its merger with ColourPass Technologies, a business in the United Kingdom, in exchange for the issuance of common stock in the Company. It is the Company's intention to account for the transaction using the pooling of interest method. At December 31, 1996, ColourPass had total assets of approximately $2.0 million and recorded revenues of non-Raster Graphics, Inc. products of approximately $2.3 million for the year ended December 31, 1996.

         The Company believes that existing financial resources will be sufficient to finance its capital requirements through at least the next 12 months. Thereafter, the Company may require additional funds to support its working capital requirements or for other purposes and may seek to raise such additional funds through bank borrowings and public or private sales of its securities, including equity and debt securities. The Company's future capital requirements, however, depend on numerous factors, including, without limitation, the success of marketing, sales and distribution efforts; the progress of its research and development programs; the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; competition; competing technological and market developments; and the effectiveness of product commercialization activities and arrangements. There can be no assurance that additional funds, if required, will be available to the Company on favorable terms or at all.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See Item 14(a) for an index to the Company's consolidated financial statements and supplementary information. Such financial statements and information are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

         Certain information required by Part III is omitted from this report because the Company will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the "Proxy Statement") for its annual meeting of stockholders to be held June 3, 1997, and the information included in the Proxy Statement is incorporated herein by reference.

         ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information with respect to directors of the Company and the Chairman of the Company's Board of Directors is incorporated by reference from the information under the caption "Election of Directors--Nominees" in the Company's Proxy Statement.

         Information as to the Company's executive officers is set forth in "Item 1 -- Business--Executive Officers of the Company" in this Annual Report on Form 10-K.

         ITEM 11. EXECUTIVE COMPENSATION.

         Information required by this Item is incorporated by reference from the information under the caption "Executive Compensation and Related Information" in the Company's Proxy Statement.

         ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

         Information required by this Item is incorporated by reference from the information under the caption "Common Stock Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement.

         ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information required by this Item is incorporated by reference from the information under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (A) The following documents are filed as part of this report:

              (1) All financial statements:

                  Index to Financial Statements

                  Report of Ernst & Young LLP, Independent Auditors Consolidated Balance Sheets

                  Consolidated Statements of Operations

                  Consolidated Statements of Stockholders' Equity

                  Consolidated Statements of Cash Flow

                  Notes to Consolidated Financial Statements

              (2) Financial Statement Schedules:

                  The following financial statement schedule is included herein:

                  Schedule II - Valuation and Qualifying Accounts:

                  All other schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

              (3) Exhibits (numbered in accordance with Item 601 of
                  Regulation S-K)

NUMBER                                    DESCRIPTION
------        -------------------------------------------------------------------------
2.1(1)        Agreement and Plan of Reorganization dated as of June 12, 1995 among
              Registrant, Onyx Graphics Corporation and Bank of America N.T.S.A., and
              Amendment dated as of December 31, 1995.
2.2(1)        Form of Agreement and Plan of Merger between Registrant and Raster
              Graphics, Inc. (a California Corporation)
3.1(1)        Amended and Restated Articles of Incorporation of Registrant (California)
3.2(1)        Amended and Restated Articles of Incorporation of Registrant (California)
3.3(1)        Certificate of Incorporation of Registrant (Delaware)
3.4(1)        Amended and Restated Certificate of Incorporation of Registrant (Delaware)
3.5(1)        Bylaws of Registrant (California)
3.6(1)        Bylaws of Registrant (Delaware)
4.1           Reference is made to 3.1, 3.2, 3.3, 3.4, 3.5, 3.6 and 10.7
4.2(1)        Specimen Common Stock Certificate
4.3(1)        Form of Warrant of Registrant for Common Stock
4.4(1)        Form of Warrant for Series B Preferred Stock
10.1(1)*      1988 Stock Option Plan
10.2(1)*      1996 Stock Plan
10.3(1)*      1996 Directors' Stock Option Plan
10.4(1)*      1996 Employee Stock Purchase Plan
10.5(1)       Form of Indemnification Agreement (California)
10.6(1)       Form of Indemnification Agreement (Delaware)
10.7(1)       Amended and Restated Registration Rights Agreement dated as of August 4,

              1995 between Registrant and holders of its Preferred Stock and warrant holders
10.8(1)       Amended and Restated Product Agreement by and between Registrant, Inc. and
              Oce Graphics France S.A. dated October 1, 1990 and Amendments July 17,
              1991, April 29, 1992, January 13, and September 1, 1994
10.9(1)       Purchase Agreement by and between ENCAD, Inc. and Onyx Graphics Corporation dated March 9, 1996
10.10(1)      Lease Agreement by and between Raster Graphics, Inc. and Principal Mutual
              Life Insurance Company for facility on 3025 Orchard Parkway, San Jose, CA
10.11(1)(2)   Development and Purchase Agreement dated March 16, 1996
10.12(1)      Employment Offer Letter Agreement between the Registrant and Rakesh Kumar dated July 3, 1991
10.13(1)      Employment Offer Letter Agreement between the Registrant and Dennis Mahoney dated May 16, 1996
11.1          Statement of Computation of Net Income (Loss) Per Share
21.1(1)       Subsidiaries of Registrant
23.1          Consent of Ernst & Young LLP, Independent Auditors
24.1          Power of Attorney (reference is made to page 34 of this Report).
27            Financial Data Schedule

----------

(1) Incorporated by reference to exhibits filed in response to Item 16(a), "Exhibits," of the Registrant's Registration Statement on Form S-1, as amended (File No. 333-06617), which was filed with the Commission on August 8, 1996.

(2) Confidential treatment has been granted as to certain portions of this Exhibit by the Securities and Exchange Commission.


*    Management contract or compensatory plan or arrangement

         (b)      Reports on Form 8-K:

         No Reports on Form 8-K were filed during the quarter ended December 31, 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 28th day of March, 1997.
                                 RASTER GRAPHICS, INC.


                                 By:    /s/  Dennis Mahoney
                                     -------------------------------------------
                                     Dennis Mahoney
                                     Chief Financial Officer (Principal
                                     Financial and Accounting Officer)

                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Rakesh Kumar and Dennis Mahoney, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            SIGNATURE                 TITLE                                           DATE
====================================================================================================

/s/  Rakesh Kumar                     President, Chief Executive Officer          March 28, 1997
-----------------------------------   and Chairman of the Board
           Rakesh Kumar               (Principal Executive Officer)

/s/  Dennis R. Mahoney                Vice President and Chief Financial          March 28, 1997
-----------------------------------   Officer (Principal Financial and
        Dennis R. Mahoney             Accounting Officer)

/s/  Chuck Edwards                    Director and President of Onyx              March 28, 1997
-----------------------------------
          Chuck Edwards

/s/  Frank J. Caufield                Director                                    March 28, 1997
-----------------------------------
        Frank J. Caufield

/s/  Promod Haque                     Director                                    March 28, 1997
-----------------------------------
           Promod Haque

/s/  Lucio L. Lanza                   Director                                    March 28, 1997
-----------------------------------
          Lucio L. Lanza

/s/  W. Jeffers Pickard               Director                                    March 28, 1997
-----------------------------------
        W. Jeffers Pickard

/s/  Delbert W. Yocam                 Director                                    March 28, 1997
-----------------------------------
         Delbert W. Yocam

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Raster Graphics, Inc.

         We have audited the accompanying consolidated balance sheets of Raster Graphics, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Raster Graphics, Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

                                             ERNST & YOUNG LLP

San Jose, California
January 24, 1997,
   except for note 13,
   as to which the date is
   March 8, 1997

                              RASTER GRAPHICS, INC.
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                               DECEMBER 31,    DECEMBER 31,
                                                                  1996            1995
                                                               -----------     ----------

                                     ASSETS
Current assets:
Cash and cash equivalents
  Cash and cash equivalents                                      $  2,739      $  1,550
  Short term investments                                           13,100            --
  Accounts receivable, net of allowance for
   doubtful accounts of $606 in 1996
   and $467 in 1995                                                 9,952         5,567
  Inventories                                                       6,389         3,248
  Prepaid expenses                                                    453           132
                                                                 --------      --------
Total current assets                                               32,633        10,497
Property and equipment, net                                         2,185         1,452
Deposits and other assets                                             585           136
Intangible assets related to the acquisition
   of Onyx Graphics Corporation                                       102           258
                                                                 ========      ========
Total assets                                                     $ 35,505      $ 12,343
                                                                 ========      ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                              $  3,726      $  1,817
   Accrued payroll and related expenses                             1,089           583
   Accrued warranty                                                   331           287
   Other accrued liabilities                                        1,635           970
   Deferred revenues                                                1,162         1,114
   Current portion of long-term debt                                  303           355
                                                                 --------      --------
Total current liabilities                                           8,246         5,126
Long-term debt                                                        178           504
Commitments
Stockholders' equity:
   Undesignated preferred stock:
     Authorized shares -- 2,000,000
     Issued and outstanding shares--none                               --            --
   Convertible preferred stock, $0.001 par value:
   Authorized, issued and outstanding
     none in 1996 and 5,892,716 in 1995                                --             6
   Common stock, $0.001 par value:
   Authorized shares -- 50,000,000 in 1996
     Issued and outstanding shares -- 8,971,863 in
       1996 and 344,657 in 1995                                         9            --
   Additional paid-in capital                                      42,609        25,130
   Accumulated deficit                                            (15,125)      (18,423)
   Deferred compensation                                             (392)           --
   Notes receivable from stockholders                                 (20)           --
                                                                 --------      --------
Total stockholders' equity                                         27,081         6,713
                                                                 ========      ========
Total liabilities and stockholders' equity                       $ 35,505      $ 12,343
                                                                 ========      ========


                             SEE ACCOMPANYING NOTES.

                              RASTER GRAPHICS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)

                                                    YEAR ENDED
                                     ------------------------------------------
                                      DECEMBER 31,   DECEMBER 31,  DECEMBER 30,
                                          1996           1995         1994
                                     -------------  ------------- -------------
Net revenues (includes related
   party revenues of $123 in 1994)   $    39,395    $    26,045    $    13,235
Cost of revenues .................        23,375         16,598          9,704
                                     -----------    -----------    -----------
Gross profit .....................        16,020          9,447          3,531
Operating expenses:
   Research and development ......         4,516          3,373          2,748
   Sales and marketing ...........         6,011          3,640          2,054
   General and administrative ....         2,147          1,434            958
   Acquired in-process research
     and development .............            --            889             --
                                     -----------    -----------    -----------
Total operating expenses .........        12,674          9,336          5,760
                                     -----------    -----------    -----------
Operating income (loss) ..........         3,346            111         (2,229)
Interest income ..................           382            106            106
Interest expense .................           (73)           (57)            (5)
                                     -----------    -----------    -----------
Income (loss) before provision
   for income taxes ..............         3,655            160         (2,128)
Provision for income taxes .......           357             83             --
                                     -----------    -----------    -----------
Net income (loss) ................   $     3,298    $        77    $    (2,128)
                                     ===========    ===========    ===========
Net income per share .............   $      0.39    $      0.01
                                     ===========    ===========
Shares used in computing
   net income per share ..........     8,445,212      7,187,423
                                     ===========    ===========

                             SEE ACCOMPANYING NOTES.

                              RASTER GRAPHICS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                          Convertible Preferred          Common Stock       Additional    Accumulated
                                                  Stock                                      Paid-In        Deficit
                                                                                             Capital
                                           Shares     Amount        Shares         Amount
                                           ------     ------        ------         ------   ----------    -----------

Balance at January 1, 1994 .......    4,853,988    $        5       351,341            $-   $   22,359    $  (16,372)

 Repurchase of common stock ......           --            --      (154,000)           --          (66)           --
 Issuance of common stock under
  stock option plan and upon
  exercise of warrants ...........           --            --         3,085            --            3            --
 Forgiveness of interest on notes
  receivable from stockholders ...           --            --            --            --           --            --
 Net loss ........................           --            --            --            --           --        (2,128)
                                     ----------    ----------    ----------    ----------   ----------    ----------
Balance at December 30, 1994 .....    4,853,988             5       200,426            --       22,296       (18,500)
 Issuance of convertible preferred
  stock, net of issuance costs ...      595,368             1            --            --        1,476            --
 Issuance of convertible preferred
  stock for Onyx Acquisition .....      443,360           --             --            --        1,098            --

 Issuance of common stock under
  stock option plan and upon
  exercise of warrants ...........           --            --       144,231            --          260            --
Net income .......................           --            --            --            --           --            77
                                     ----------    ----------    ----------    ----------   ----------    ----------
Balance at December 31, 1995 .....    5,892,716             6       344,657            --       25,130       (18,423)
 Conversion of preferred stock ...   (5,892,716)           (6)    5,892,716             6           --            --
 Proceeds from IPO, net of
  offering expenses of $2,716 ....           --            --     2,450,000             3       16,880            --
 Issuance of common stock
  under stock option plans and
  upon exercise of warrants ......           --            --       284,490            --          181            --
 Unearned compensation related
  to stock options ...............           --            --            --            --          418            --
 Amortization of unearned
  compensation ...................           --            --            --            --           --            --
 Note receivable from stockholder            --            --            --            --           --            --
 Net income ......................           --            --            --            --           --         3,298
                                     ----------    ----------    ----------    ----------   ----------    ----------
Balance at December 31, 1996 .....           --      $     --     8,971,863      $      9   $   42,609    $  (15,125)
                                     ==========    ==========    ==========    ==========   ==========    ==========





                                          Deferred           Notes              Total
                                        Compensation       Receivable        Stockholders'
                                                              From               Equity
                                                           Stockholders
                                         ----------        ------------        ----------

Balance at January 1, 1994 .......       $       --          $    (92)         $    5,900
 Repurchase of common stock ......               --                66                  --
 Issuance of common stock under
  stock option plan and upon
  exercise of warrants ...........               --                --                   3
 Forgiveness of interest on notes
  receivable from stockholders ...               --                26                  26
 Net loss ........................               --                --              (2,128)
                                         ----------        ----------          ----------
Balance at December 30, 1994 .....               --                --               3,801
 Issuance of convertible preferred
  stock, net of issuance costs ...               --                --               1,477
 Issuance of convertible preferred
  stock for Onyx Acquisition .....               --                --               1,098

 Issuance of common stock under
  stock option plan and upon
  exercise of warrants ...........               --                --                 260
Net income .......................               --                --                  77
                                         ----------        ----------          ----------
Balance at December 31, 1995 .....               --                --               6,713
 Conversion of preferred stock ...               --                --                  --
 Proceeds from IPO, net of
  offering expenses of $2,716 ....               --                --              16,883
 Issuance of common stock
  under stock option plans and
  upon exercise of warrants ......               --                --                 181
 Unearned compensation related
  to stock options ...............             (418)               --                  --
 Amortization of unearned
  compensation ...................               26                                   26
 Note receivable from stockholder                --               (20)               (20)
 Net income ......................               --                --               3,298
                                         ----------        ----------          ----------
Balance at December 31, 1996 .....       $     (392)       $      (20)         $   27,081
                                         ==========        ==========          ==========

                            SEE ACCOMPANYING NOTES.

                              RASTER GRAPHICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                     YEAR ENDED
                                                               -----------------------------------------------------
                                                                  DECEMBER             DECEMBER             DECEMBER
                                                                     31,                  31,                  30,
                                                                    1996                 1995                 1994
                                                               --------------       ------------        ------------
OPERATING ACTIVITIES
Net income (loss)                                                      $3,298                $77             $(2,128)
Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
   Depreciation                                                           981                697                 731
   Amortization                                                           156                196                  --
   Acquired in-process research and development                            --                889                  --
   Amortization of deferred compensation                                   26                 --                  --
   Forgiveness of interest on
      shareholders' notes receivable                                       --                 --                  26
Changes in operating assets and liabilities:
   Accounts receivable                                                 (4,385)            (2,169)             (1,558)
   Inventories                                                         (3,141)            (1,283)                318
   Prepaid expenses and other assets                                     (770)               280                (129)
   Accounts payable                                                     1,909              1,035                 (19)
Accrued payroll and related expenses                                      506                123                  88
   Other accrued liabilities                                              709                429                (236)
   Deferred revenue from related parties                                   --               (152)               (267)
   Other deferred revenue                                                  48               (760)                951
                                                                      -------            -------              ------
Net cash used in operating activities                                    (663)              (638)             (2,223)

INVESTING ACTIVITIES
Capital expenditures                                                   (1,714)            (1,082)               (805)
Cash acquired in acquisition                                               --                 55                  --
Purchases of short term investments                                   (32,055)                --                  --
Proceeds from maturity of short term investments                       18,955                 --                  --
                                                                      -------            -------              ------
Net cash used in investing activities                                 (14,814)            (1,027)               (805)

FINANCING ACTIVITIES
Proceeds from notes payable                                                --                418                 484
Repayment of note                                                        (378)              (468)                 --
Payments on capital leases                                                 --                 (5)                 --
Proceeds from Initial Public Offering                                  16,883                 --                  --
Proceeds from exercise of common stock options
 and warrants                                                             161                196                   3
Proceeds from issuance of convertible preferred                            --              1,467                  --
stock
                                                                      -------            -------              ------
Net cash provided by financing activities                              16,666              1,608                 487
                                                                      -------            -------              ------
Net increase (decrease) in cash and cash equivalents                    1,189                (57)             (2,541)
Cash and cash equivalents at beginning of year                          1,550              1,607               4,148
                                                                      -------            -------              ------
Cash and cash equivalents at end of year                               $2,739             $1,550              $1,607
                                                                      =======            =======              ======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION
Cash paid for interest                                                    $73                $57                  $5
Cash paid for taxes                                                       $85                $28                 $15

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES
Forgiveness of note receivable on return of common                     $   --             $   --                 $66
stock


                             SEE ACCOMPANYING NOTES.

                              RASTER GRAPHICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization

         Raster Graphics, Inc. (the Company) was incorporated on July 27, 1987. The Company operates in a single segment consisting of the design, manufacture and marketing of large format digital printing systems and related software and consumables.

  Basis of Presentation

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Onyx Graphics Corporation, Raster Graphics GmbH, a German Corporation, and Raster Graphics Limited, a company incorporated in England and Wales. All material inter-company accounts and transactions have been eliminated.

  Fiscal Year

         In 1994 the Company reported on a fiscal year ending on the last Friday in December. Effective in 1995, the Company changed its fiscal year-end to the calendar year-end. In addition, the quarter ends were changed to the calendar quarters.

  Cash Equivalents and Investments

         For financial statement purposes, the Company considers all highly liquid debt instruments with original maturities of ninety days or less and with insignificant interest rate risk to be cash equivalents.

         The Company classifies all of its investments as "available-for-sale" in accordance with the provisions of Financial Accounting Standards Board Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, the Company states its investments at estimated fair value, with material unrealized gains and losses reported in stockholder's equity. The cost of securities sold is based on the specific identification method. Such securities are anticipated to be used for current operations and are therefore classified as current assets, even though maturities may extend beyond one year.

  Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or fair market value.

  Property and Equipment

         Property and equipment is stated at cost and depreciated, using the straight-line method, over the shorter of the estimated useful life (one to five years) or, if applicable, the term of the related lease.

  Intangible Assets

         Intangible assets are stated at cost and amortized, using the straight line method, over their estimated useful life, generally three to five years.

  Revenue Recognition

The Company generally recognizes revenue at the time of shipment and provides for the estimated cost to repair or replace products under warranty provisions in effect at the time of sale. Revenue under maintenance contracts is recognized ratably over the term of the related contract, generally twelve months. The Company does not warrant its software products.

  Net Income/(Loss) Per Share

         Net income per share for 1996 and 1995 is computed using the weighted average number of shares of common stock and common equivalent shares, when dilutive, from convertible preferred stock (using the if- converted method) and from stock options and warrants (using the treasury stock method). Pursuant to the Securities and Exchange Commission (the "SEC") Staff Accounting Bulletins, common and common equivalent shares issued by the Company at prices below the initial public offering price during the twelve-month period prior to the August 1996 initial public offering have been included in the calculation as if they were outstanding for all periods prior to the initial public offering (using the treasury stock method and the initial public offering price). Historical net income/(loss) per share for 1994 has not been presented on the face of the statements of operations since it was not presented in the Company's initial public offering registration statement.

         Per share information calculated on the above noted basis for 1994 is as follows:

Net loss                                        $(1.88)
                                    ---------------------
Shares used in computing
net loss per share                            1,131,744
                                    =====================

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

2.       CONCENTRATIONS

  Credit Risk

         Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of investments in cash equivalents, short term investments and receivables from customers. The Company invests in money market funds, commercial paper and state and municipal bonds of high credit quality institutions. The Company is exposed to credit risks in the event of default by these institutions to the extent of the amount recorded on the balance sheet. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses, and such losses have been within management's expectations.

  Dependence on Major Subcontractors and Suppliers

         The Company relies on subcontractors and suppliers to manufacture, subassemble, and perform first-stage testing of DCS printer components. The Company relies on single suppliers for the PiezoPrint 1000 printer and for certain critical components for the PiezoPrint 5000 and DCS printers. The loss of certain subcontractors or suppliers or the failure of subcontractors or suppliers to meet the Company's price, quality, quantity, and delivery requirements could have a material adverse effect on the Company's business, financial condition, and results of operations.

  Dependence on a Single Product

         The majority of the Company's sales are derived from one principal product line, the DCS printing systems, printers and related consumables, and the Company anticipates that it will derive the bulk of its revenues in the next several years from sales of these products. If the Company is unable to generate sufficient sales of the DCS product line due to competitive factors, manufacturing difficulties, or other reasons, it may be unable to continue its business.

  Major Customers

         One customer accounted for 10.9% and 20.6%, of net revenues for 1995 and 1994, respectively. No customer accounted for more than 10% of net revenue during 1996.

3.       ACQUISITION

         On August 10, 1995, the Company acquired Onyx Graphics Corporation ("Onyx") for 443,359 shares of convertible preferred stock of the Company, the cancellation of a note due from Onyx and for the assumption of options to acquire Onyx common stock. The consideration, including acquisition costs, total $1.5 million.

         The Company expensed $750,000 of acquired in-process research and development and wrote off $139,000 for redundant PostScript licenses in the September 1995 quarter. The acquisition has been accounted for as a purchase with the results of operations of the acquired business being included in consolidated results of operations for the period subsequent to the acquisition date.

4.       FINANCIAL INSTRUMENTS

  Available-For-Sale Securities

         As of December 31, 1996, the Company has $13.1 million of investments in state and municipal bonds. These state and municipal bonds bear interest at a rate which automatically resets to the prevailing market interest rate at approximately 35-day intervals. At December 31, 1996, substantially all the available-for-sale securities have principal maturity dates of over ten years. The gross unrealized gains and gross unrealized losses at December 31, 1996 were immaterial to the Company and, therefore, no amounts were recorded to stockholders' equity. There were no sales of available-for-sale securities during fiscal 1996.

  Derivative Financial Instruments

         During the period covered by the financial statements, the Company has not used any derivative instrument for trading purposes.

         Although the majority of the Company's transactions are denominated in U.S. dollars, its operations have resulted in some foreign currency exchange rate fluctuation exposure. The Company utilized foreign currency forward exchange contracts to manage some of its foreign currency firm purchase commitments.

         At December 31, 1996, the Company held foreign currency forward contracts with maturities between January through March 1997 to buy 192 million Japanese yen for $1.7 million. The fair value of the yen underlying these instruments at December 31, 1996, totaled $1.7 million.

  Valuation of Financial Instruments

         The fair values for cash equivalents and short term investments represent the quoted market prices at the balance sheet dates. The fair values for foreign currency forward contracts represent the difference between the contracted forward rate and the quoted fair value of the underlying yen at the balance sheet date.

5.       BALANCE SHEET COMPONENTS

  Inventories

         Inventories consist of the following (in thousands):

                             DECEMBER 31,        DECEMBER 31,
                                 1996                1995
                           -----------------    -------------------
Raw materials               $             956    $              784
Work in progress                        1,708                   588
Finished goods                          3,725                 1,876
                           -------------------  --------------------
                            $           6,389    $            3,248
                           ===================  ====================

  Property and Equipment

         Property and equipment consist of the following (in thousands):

                                        DECEMBER 31,           DECEMBER 31,
                                           1996                    1995
                                    --------------------  --------------------
Machinery and equipment........      $            5,435    $            3,869
Furniture and fixtures.........                     380                   303
Leasehold improvements.........                     233                   162
                                    --------------------  --------------------
                                                  6,048                 4,334
Accumulated depreciation......                    3,863                 2,882
                                    --------------------  --------------------

                                     $            2,185    $            1,452
                                    ====================  ====================

         Fully depreciated fixed assets with an original cost of approximately $2.0 million were written off in 1995.

  Intangible Assets

         Intangible assets consist of the following (in thousands):

                                          DECEMBER 31,         DECEMBER 31,
                                              1996                 1995
                                    --------------------  --------------------
Assembled work force                 $               80    $               80
Trademarks and tradenames                            54                    54
Developed technology                                280                   280
Distributor relationships                            40                    40
                                    --------------------  --------------------
                                                    454                   454
Accumulated amortization                            352                   196
                                    --------------------  --------------------
Net intangible assets                $              102    $              258
                                    ====================  ====================

6.       BORROWINGS

         In December 1996 the Company's bank line of credit agreement was amended. The facility has been increased to $5.0 million and has been extended one year to expire on December 14, 1997. The line of credit is governed by a borrowing base of eligible accounts receivable and is secured by the Company's assets. Interest is charged at the lender's prime rate plus 0.25 percentage points. At December 31, 1996, no amounts were outstanding under the line of credit.

         The Company's long-term debt includes two notes payable. The first note issued on August 29, 1994 has a principal balance of $161,307 at December 31, 1996 with interest being charged at 0.75% above the lenders prime rate. An additional note issued on June 5, 1995 has a principal balance of $279,223 at December 31, 1996 with interest being charged at a rate of 0.5% above the lenders prime rate. Such prime rate was 8.25% at December 31, 1996.

         The notes are secured by the tangible assets of the Company. The notes include various financial covenants which make reference to the Company's profitability and liquidity. If the Company fails to satisfy these covenants, all outstanding amounts of the principal and unpaid interest immediately become due and payable.

         In addition, the Company's subsidiary, Onyx, has a note payable (the "Onyx Note"). The note issued in August 1993 has a principal balance of $37,800 at December 31, 1996 with interest being paid at the lenders prime rate plus six percentage points. The note matures in August 1997. The lenders prime rate at December 31, 1996 was 8.25%.

         The Onyx Note is secured by all equipment of the borrower and all finished goods, materials, and other personal tangible property purchased with the proceeds of the notes.

         Future principal maturities on the notes payable at December 31, 1996 are as follows (in thousands):

1997........         $               303
1998........                         178
                   ---------------------
                     $               481
                   =====================

7.       COMMITMENTS

         The Company leases its principal facilities under an operating lease arrangement. The future minimum annual rental payments are as follows for the years ended December 31 (in thousands):

1997........         $             589
1998........                       589
1999........                       548
2000........                       548
2001........                       548
                   ---------------------
                     $           2,822
                   =====================

         Rent expense for the fiscal years ended 1996, 1995, and 1994 was approximately $583,000, $507,000, and $358,000, respectively.


         The Company has a purchase commitment of approximately $3.4 million to a supplier at December 31, 1996.

8.       STOCKHOLDERS' EQUITY

         In August 1996, the Board of Directors and stockholders approved a one-for-five reverse split of the Company's common and preferred stock and reincorporation of the Company into the State of Delaware. All shares and per share amounts in the accompanying consolidated financial statements have been adjusted retroactively.

  Initial Public Offering

         In August 1996, the Company completed its initial offering and issued 2,450,000 shares of its common stock to the public at a price of $8.00 per share. The Company received approximately $16.9 million of cash, net of underwriting discounts, commissions, and other offering costs incurred to date. Upon completion of the offering, all outstanding shares of Preferred Stock and 70,412 warrants were converted into shares of Common Stock on a one-for-one basis.

         Upon completion of the offering, the Board of Directors was authorized to issue 2,000,000 shares of undesignated preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences, and number of shares constituting any series or the designation of such series, without further vote or action by the stockholders.

  Stock Options

         The Company has stock option plans (the Plans) under which key employees, consultants and Directors may be granted incentive or nonstatutory stock options for the purchase of common stock.

         The Company's 1988 stock options plan (the 1988 Stock Plan) was adopted by the Board of Directors in 1988. In August 1996, the Board of Directors and stockholders approved an increase in the number of shares reserved for issuance under the Company's 1988 Stock Option Plan by 100,000 to 1,560,000 shares.

         The Company's 1996 Stock Plan (the 1996 Stock Plan) was adopted by the Board of Directors and approved by the stockholders in August 1996. An aggregate of 800,000 shares of the Company's common stock are reserved for issuance under the 1996 Stock Plan. Upon adoption of the 1996 Stock Plan, the Company's Board of Directors determined to make no further grants under the 1988 Option Plan. The 1996 Stock Plan provides for the granting to employees (including officers and employee directors) of "incentive stock options" within the meaning of
Section 422 of the Code, for the granting to employees and consultants of nonstatutory stock options and for the granting to employees of stock purchase rights. The 1996 Stock Plan is administered by the Board of Directors (the 1996 Administrator). The 1996 Administrator determines the terms of options and stock purchase rights granted under the 1996 Stock Plan, including the number of shares subject to the option or right, exercise price, term and exercisability.

         The 1996 Directors' Stock Option Plan (the Directors' Plan) was adopted by the Board of Directors and approved by the stockholders in August 1996. A total of 150,000 shares of common stock has been reserved for issuance under the Directors' Plan. The Directors' Plan provides for the grant of nonstatutory stock options to nonemployee directors of the Company. The Directors' Plan is designed to work automatically without administration; however, to the extent administration is necessary, it will be performed by the Board of Directors. To the extent they arise, it is expected that conflicts of interest will be addressed by abstention of the interested director from both deliberations and voting regarding matters in which he or she has a personal interest.

         The Directors' Plan provides that each person who is or becomes a nonemployee director of the Company shall be granted a nonstatutory stock option to purchase 10,000 shares of common stock on the date on which the optionee first becomes a nonemployee director of the Company. Thereafter, on the first calendar day of the Company's fiscal year commencing in 1997, each nonemployee director shall be granted an additional option to purchase 5,000 shares of common stock if, on such date, he or she shall have served on the Company's Board of Directors for at least six months.

         There are 2,510,000 shares authorized under the Plans. Under the Plans, incentive and nonstatutory options may be granted at an exercise price of not less than 100% and 85%, respectively, of the fair value as determined by the Board of Directors. The options are exercisable at the discretion of the Board of Directors and generally vest at the rate of 12.5% of the original grant, commencing six months after the date of grant or employment, and in monthly increments of approximately 2.08% or quarterly increments of approximately 6.25% of the total grant thereafter. Expiration dates are determined by the Board of Directors, but in no event will they exceed ten years from the date of grant. Unexercised options are cancelable thirty days after the date of termination of employment.

         A summary of the Company's stock option activity, and related information for the years ended December 31 is as follows:


                                   1996                                  1995                               1994
                      -----------------------------         ------------------------------      ------------------------------

                                          Weighted                            Weighted                               Weighted
                                          Average                             Average                                Average
                                          Exercise                             Exercise                              Exercise
                        Options            Price             Options            Price           Options                Price
                    --------------     --------------     --------------    --------------    --------------      --------------
Outstanding -
beginning of year        1,112,350   $            0.51           623,770       $     0.49          680,770        $         0.51

Granted                    632,841   $            7.83           513,280       $     0.53          160,100        $         0.50
Exercised                 (141,245)  $            0.48           (19,787)      $     0.50           (1,902)       $         0.50
Forfeited                  (68,146)  $            0.78            (4,913)      $     0.50         (215,198)       $         0.54
                   ----------------  -----------------   ----------------    --------------  ----------------    ----------------

Outstanding -
end of year              1,535,800   $            3.52         1,112,350       $     0.51          623,770        $         0.49
                   ================  =================   ================    ==============  ================    ================

         At December 31, 1996, there were 22,813 shares of common stock available for option grants.

         The following table summarizes information about options outstanding and exercisable by price range as of December 31, 1996:



                                               OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                                 ------------------------------------------------  ----------------------------------
                                                       Weighted
                                      Number           Average           Weighted            Number            Weighted
                                   Outstanding        Remaining          Average          Exercisable          Average
Range of                              As of          Contractual         Exercise            As of             Exercise
Exercise Prices                      12/31/96            Life             Price             12/31/96            Price
                                 ----------------  ----------------  ----------------  ------------------  ----------------
            $ 0.02 -  $ 0.05             786,450              7.28    $         0.45             587,998    $         0.44
            $ 0.75 -  $ 1.50             121,610              8.47    $         0.89             108,792    $         0.84
            $ 4.00 -  $ 6.00              52,340              9.23    $         5.22              10,032    $         5.12
            $ 7.00 -  $ 9.00             459,400              9.45    $         7.47              52,850    $         7.11
            $ 9.75 -  $12.25             116,000              9.84    $        10.57                  --    $           --
                                 ----------------  ----------------  ----------------  ------------------  ----------------

            $ 0.02 -  $12.25           1,535,800              8.28    $         3.52             759,672    $         1.02
                                 ================  ================  ================  ==================  ================

  Deferred Compensation

         The Company recorded aggregate compensation of $418,000 during 1996. The amount recorded represents the difference between the grant price and the deemed fair value of the Company's common stock for shares subject to options granted during 1996. The amortization of deferred compensation is charged to operations and is amortized over the vesting period of the options, which is typically four years.

  Stock Purchase Plan

         In 1988, the Company adopted a stock purchase plan for consultants and key employees of the Company. There are 90,000 shares authorized for issuance under the plan. Under the plan, consultants and key employees may be granted the right to purchase shares of the Company's common stock at not less than 100% of the fair value on the date of grant as determined by the Board of Directors. As of December 31, 1996, 24,000 shares have been issued under the Plan.

         The Company's 1996 Employee Stock Purchase Plan (the 1996 Purchase
Plan) was adopted by the Board of Directors and approved by the stockholders in August 1996. Upon adoption of the 1996 Purchase Plan, the

Company's Board of Directors determined to make no further grants under the 1988 Plan. A total of 400,000 shares of common stock has been reserved for issuance under this plan.

         The 1996 Purchase Plan, which is intended to qualify under Section 423 of the Code, will be implemented by a series of twelve month offering periods commencing on or about January 1 and July 1 of each year. The Purchase Plan is administered by the Board of Directors. Employees (including officers and employee directors) of the Company, or of any majority owned subsidiary designated by the Board of Directors, are eligible to participate in the Purchase Plan if they are employed by the Company or any such subsidiary for at least 20 hours per week and more than five months per year. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee's compensation at a price equal to the lower of 85% of the fair market value of the Company's common stock at the beginning or end of the offering period.

         Accounting for Stock Based Compensation

         The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock based compensation because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation", requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, the Company generally recognizes no compensation expense with respect to such awards.


         Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of the Statement. The fair value for these options was estimated at the date of grant using the minimum value method prior to the Company's Initial Public Offering ("IPO") in August 1996. Subsequent to the IPO, the fair value of the options was estimated using the Black-Scholes option pricing model. The following weighted-average assumptions were used in the valuation of options:

                                       1996            1995
                                  --------------  --------------
Risk-free interest rate......         6.41 %          6.46 %
Dividend yield...............          0 %              0%
Volatility...................          0.28             0
Average life.................        5 years         5 years


         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

         The weighted average fair value of options granted during the year ended December 31, 1996 was $5.67 per share for options granted at an exercise price equal to fair value at the grant date, and $2.92 per share for options granted at an exercise price less than the fair value at the grant date.

         For the purpose of pro forma disclosures, the estimated fair value of the above awards is amortized to expense over the awards' vesting periods. The Company's pro forma information at December 31 is as follows:

                                            1996            1995
                                       --------------  --------------

Pro forma net income                    $ 3,081,000       $ 30,000

Pro forma earnings per share                 $ 0.37         $ 0.00



         The effects of applying FAS 123 for either recognizing compensation expense or providing pro forma disclosures are not likely to be representative of the effects on reported net income for future years.

  Warrants

         During 1989, the Company issued warrants to purchase 10,400 shares of stock at $12.50 per share to a financial institution in connection with an equipment lease line. The warrants expire in 1998 and are currently exercisable.

  Common Stock Reserved

         The Company has reserved shares of common stock for future issuance as follows:


                                          DECEMBER 31,
                                              1996
                                   ---------------------------
Conversion of warrants......                          10,400
Stock Option Plans..........                       2,305,212
Stock Purchase Plan.........                         400,000
                                   ---------------------------
                                                   2,715,612
                                   ===========================

  Notes Receivable From Stockholders

         On February 28, 1996, the Company issued a note receivable for $20,000 to a consultant. The note incurs interest at a rate of 5.25% per annum and is payable in full on January 31, 1998. The borrower pledged 40,000 shares of common stock in the Company as security against nonpayment of the loan.

9.       TAXES ON INCOME

         The tax provision consists of the following (in thousands):

                                DECEMBER 31,        DECEMBER 31,
                                    1996                1995
                              -----------------  ------------------
Current:

Federal.................     $             193    $              40
State...................                    56                   28
Foreign.................                   108                   15
                            -------------------  ------------------
                             $             357    $              83
                            ===================  ==================


         There was no provision for income taxes for 1994 due to the net loss.

         The difference between the tax provision and the amount computed by applying the federal statutory income tax rate to income before the provision for income taxes is explained below (in thousands):


                                             DECEMBER 31,  DECEMBER 31,   DECEMBER 30,
                                                1996         1995            1994
                                             ---------     ---------      ---------
Expected provision (benefit) at
statutory rate .......................       $ 1,279        $    56        $  (745)
State taxes ..........................            56             28             --
Federal alternative minimum tax ......            81             40             --
Net operating losses (utilized) not
utilized..............................        (1,171)          (103)           745
Foreign income taxes at a rate greater
than the federal statutory rate ......            77              2             --
Unbenefited foreign loss .............            35             60             --
                                             -------        -------        -------
Provision for income taxes ...........       $   357        $    83        $    --
                                             =======        =======        =======

         Pretax loss from foreign operations was $12,000 in 1996 and $135,000 in 1995. There were no foreign operations in 1994.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of deferred tax assets are as follows (in thousands):


                                                     DECEMBER 31,          DECEMBER 31,
                                                         1996                 1995
                                                 -------------------   ------------------
Net operating loss carryforwards..........       $            3,238     $           4,757
Tax credits carryforwards.................                    1,278                 1,015
Inventory reserve.........................                      367                   552
Other accruals and reserves not
  deductible for tax purposes.............                      890                   688
Other, net................................                      350                   282
                                                --------------------   -------------------
Total deferred tax assets.................                    6,123                 7,294
Valuation allowance for deferred tax
  assets..................................                   (6,123)               (7,294)
                                                --------------------   -------------------
Net deferred tax assets...................       $               --     $              --
                                                ====================   ===================

         Under FAS 109, deferred tax assets and liabilities are determined based on the difference between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company has provided a full valuation allowance against its net deferred tax asset due to the reported loss in 1994, only marginal profitability in 1995 and the uncertainties regarding future results of operations.

         As of December 31, 1996, the Company has federal and state net operating loss carryforwards of approximately $9.3 million and $1.5 million, respectively. The Company also has federal and California tax credit carryforwards of approximately $939,000 and $514,000, respectively. The net operating loss and credit carryforwards will expire in the years 1997 through 2011, if not utilized.

         Utilization of the net operating losses and credits may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 (the Code) and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

10.      EXPORT AND INTERNATIONAL SALES

         Total export sales by geographic region are as follows (in thousands):


                                      DECEMBER 31,          DECEMBER 31,           DECEMBER 30,
                                          1996                 1995                     1994
                                    --------------------  --------------------   ------------------
Europe                                 $      8,386          $      7,252          $      5,221
Far East                                      4,161                 3,184                 1,041
Other                                         5,856                 2,358                 1,141
                                    --------------------  --------------------   -------------------
                                       $     18,403          $     12,794          $      7,403
                                    ====================  ====================   ===================

         International sales, including export sales and sales of the Company's UK and German subsidiaries, were $22.0 million, $13.4 million and $7.4 million for years ended 1996, 1995 and 1994, respectively. These subsidiaries had no sales prior to 1995.

         Sales made by the Company's German subsidiary are denominated in the local currency. The Company is subject to transaction exposure that arises from foreign exchange movements between the dates foreign currency sales are recorded and the dates cash is received in the foreign currency. To date, the Company has not undertaken hedging transactions to cover this exposure.

11.      RELATED PARTY TRANSACTIONS

         In December 1989, the Company entered into a distribution agreement with a stockholder of the Company. As partial consideration for the distribution rights, the distributor/stockholder paid a distribution fee of $1,050,000. The distribution fee was nonrefundable except upon termination in accordance with the distribution agreement. In September 1990, the Company began recognizing the distribution fee on a monthly basis over a five-year period. The Company recognized $139,000 and $210,000 of distribution revenue during fiscal 1995 and 1994, respectively.

12.      EMPLOYEE BENEFIT PLAN

         The Company has adopted a salary deferral plan (the Plan) covering substantially all employees. The Company has made no contributions to the Plan through December 31, 1996.

13.      SUBSEQUENT EVENTS

         In January 1997, the Board of Directors authorized management of the Company to merge with ColourPass Technologies, a business in the United Kingdom, in exchange for the issuance of common stock in the Company. It is the Company's intention to account for the transaction using the pooling of interest method. At December 31, 1996, ColourPass has total assets of approximately $2.0 million and recorded revenues of non-Raster Graphics, Inc. products of approximately $2.3 million for the year ended December 31, 1996.

           UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA

          (in thousands except per share data)
          Fiscal 1996

By quarter                 1st                     2nd                    3rd                    4th
                       -----------------------------------------------------------------------------------------------

Sales                    $8,591                   $9,560                 $10,212                $11,032
Gross margin              3,286                    3,879                   4,189                  4,666
Net income (loss)           489                      712                     964                  1,133
Net income (loss)
per share                  0.07                     0.10                    0.11                   0.11


Fiscal 1995
By quarter                1st                     2nd                    3rd (1)                 4th
                       -----------------------------------------------------------------------------------------------

Sales                    $5,720                   $5,932                 $6,835                 $7,558
Gross margin              1,928                    2,023                  2,520                  2,976
Net income (loss)           179                       96                   (329)                   131
Net income (loss)
per share                  0.03                     0.01                  (0.33)                  0.02


(1) In the third quarter of fiscal 1995, the Company acquired Onyx and incurred a charge of $889,000 for acquired in-process research and development. See Notes to Consolidated Financial Statements.

                                                                     SCHEDULE II

                              RASTER GRAPHICS, INC.
                        VALUATION AND QUALIFYING ACCOUNTS



                                                              ADDITIONS
                                      BALANCE AT             (REDUCTIONS)                                  BALANCE AT
CLASSIFICATIONS                        BEGINNING              CHARGE TO                                      END OF
(IN THOUSANDS)                         OF PERIOD               EXPENSE               DEDUCTIONS              PERIOD
                                    ----------------      -------------------      ----------------      ---------------

ALLOWANCE FOR DOUBTFUL
ACCOUNTS YEAR ENDED:

            December 31, 1996                 467                     403                 (264)                  606

            December 31, 1995                 246                     509                 (288)                  467

            December 31, 1994                 174                     243                 (171)                  246


                             RASTER GRAPHICS, INC.

                               INDEX TO EXHIBITS

   EXHIBIT
   NUMBER           DESCRIPTION                                                  PAGE NUMBER
   ------           -----------                                                  -----------
    11.1            Statement Re Computation Of Net Income (Loss) Per Share
    23.1            Consent of Ernst & Young LLP, Independent Auditors
     27             Financial Data Schedule