Form 10-Q
period 1997-03-31
RASTER GRAPHICS INC
filed 1997-05-14
CIK 753081

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 1997.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____.

                         Commission file number 0-20933

================================================================================

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

================================================================================

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                 Yes [ X]   No [ ]

  As of May 1, 1997, there were 9,179,776 shares of Common Stock outstanding.

                                      INDEX

                                                                                            Page
                                                                                           ----
PART I.   FINANCIAL INFORMATION

         Item 1.     Condensed Consolidated Balance Sheets as of March 31, 1997
                     and December 31, 1996                                                    3

                     Condensed Consolidated Statements of Operations for the three month
                     periods ended March 31, 1997 and March 31, 1996                          4

                     Condensed Consolidated Statements of Cash Flows for the three
                     month periods ended March 31, 1997 and March 31, 1996                    5

                     Notes to Condensed Consolidated Financial Statements                     6

         Item 2.     Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                               9

PART II. OTHER INFORMATION

         Item 1.     Legal Proceedings                                                      13

         Item 2.     Changes in Securities                                                  13

         Item 3.     Defaults upon Senior Securities                                        13

         Item 4.     Submission of Matters to a Vote of Security Holders                    13

         Item 5.     Other Items                                                            13

         Item 6.     Exhibits and Reports on Form 8-K                                       13


SIGNATURE                                                                                   14

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              RASTER GRAPHICS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                 March 31,   December 31,
                                                                    1997         1996
                                                                -----------  ------------
                                                                (Unaudited)    (Restated,
                                                                               Unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents                                    $  1,471       $  2,963
    Short-term investments                                         9,899         13,100
    Accounts receivable, net of allowance for
     doubtful accounts of $654 in 1997 and
     $606 in 1996                                                 14,116         10,070
   Inventories                                                     8,339          6,705
   Prepaid expenses                                                  665            506
                                                                --------       --------
Total current assets                                              34,490         33,344

Property and equipment, net                                        3,107          2,547
Deposits and other assets                                            379            585
Intangible assets related to the acquisition
  of Onyx Graphics, Inc.                                              90            102
                                                                --------       --------
Total assets                                                    $ 38,066       $ 36,578
                                                                ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                             $  5,140       $  4,953
   Accrued payroll and related expenses                              701          1,089
   Accrued warranty                                                  529            331
   Other accrued liabilities                                       1,692          1,635
   Deferred revenue                                                1,562          1,162
   Current portion of long-term debt                                 301            303
                                                                --------       --------
Total current liabilities                                          9,925          9,473

Long-term debt                                                        64            178

Stockholders' equity:
   Common Stock                                                       10             10
   Additional paid in capital                                     42,881         42,746
   Accumulated deficit                                           (14,448)       (15,417)
    Deferred compensation                                           (366)          (392)
    Notes receivable from stockholders                                --            (20)
                                                                --------       --------
Total stockholders' equity                                        28,077         26,927
                                                                --------       --------
Total liabilities and stockholders' equity                      $ 38,066       $ 36,578
                                                                ========       ========

See accompanying notes to unaudited condensed consolidated financial statements.

                              RASTER GRAPHICS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                          Three Months Ended
                                               March 31,
                                      ---------------------------
                                          1997            1996
                                      -----------      ----------
                                      (Unaudited)      (Restated,
                                                       Unaudited)
Net revenues                            $ 12,587       $  9,322

Cost of revenues                           7,217          5,814
                                        --------       --------
Gross profit                               5,370          3,508

Operating expenses:
   Research and development                1,564            934
   Sales and marketing                     2,019          1,582
   General and administrative                716            445
   Merger expenses                           139             --
                                        --------       --------
Total operating expenses                   4,438          2,961
                                        --------       --------

Operating income                             932            547

Interest income                              188             16

Interest expense                             (31)           (19)
                                        --------       --------
Income before provision for income
   taxes                                   1,089            544

Provision for income taxes                   120             92
                                        --------       --------
Net income                              $    969       $    452
                                        ========       ========

Net income per share                    $   0.10       $   0.06
                                        ========       ========
Shares used in computing net
   income per share                       10,148          7,616
                                        ========       ========

See accompanying notes to unaudited condensed consolidated financial statements.

                              RASTER GRAPHICS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                            Three Months Ended
                                                                March 31,
                                                      ------------------------------
                                                         1997                1996
                                                      -----------         ----------
                                                      (Unaudited)         (Restated,
                                                                          Unaudited)
OPERATING ACTIVITIES
Net Income                                                $   969       $   452
Adjustments to reconcile net income to net cash
   used in operating activities:
   Deferred revenue                                           400           283
   Depreciation and amortization                              271           253
   Amortization of deferred compensation                       26            --
   Changes in operating assets and liabilities:
     Accounts receivable                                   (4,046)          (90)
     Inventories                                           (1,634)         (339)
     Prepaid expenses and other assets                         47           (97)
     Accounts payable                                         187           (19)
     Accrued payroll and related expenses                    (388)           30
     Other accrued liabilities                                255            17
                                                          -------       -------
Net cash provided by (used in) operating activities        (3,913)          490

INVESTING ACTIVITIES
Capital expenditures                                         (819)         (384)
Net decrease in short-term investments                      3,201            --
                                                          -------       -------
Net cash provided by (used in) investing activities         2,382          (384)

FINANCING ACTIVITIES
Repayment of note                                            (116)         (102)
Repayment of note from shareholders                            20            --
Proceeds from issuance of common stock                        135            13
                                                          -------       -------
Net cash provided by (used in) financing activities            39           (89)
                                                          -------       -------

Net increase (decrease) in cash and cash equivalents       (1,492)           17
Cash and cash equivalents at beginning of period            2,963         1,550
                                                          -------       -------
Cash and cash equivalents at end of period                $ 1,471       $ 1,567
                                                          =======       =======

SUPPLEMENTAL DISCLOSURES OF  CASH FLOW INFORMATION
    Cash paid for interest                                     31            19
    Cash paid for taxes                                        56            33

See accompanying notes to unaudited condensed consolidated financial statements.

                              RASTER GRAPHICS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared by Raster Graphics, Inc. (the "Company" or "Raster Graphics") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements included in the Company's Annual Report and Form 10-K for the fiscal year ended December 31, 1996.

         In the opinion of management the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all recurring adjustments necessary for a fair presentation of the interim periods presented. The operating results for the three months ended March 31, 1997 are not necessarily indicative of the results for any other interim period or the full fiscal year ending December 31, 1997.

         The unaudited condensed consolidated financial statements also include adjustments that eliminated all significant intercompany transactions and balances between the Company and ColourPass, which was merged into the Company's wholly owned subsidiary, Raster Graphics Systems Limited effective March 18, 1997, for relevant periods prior to the merger (see Note 6). All periods presented have been restated to reflect the merger which has been accounted for as a pooling of interests.

         2.       CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

         For financial statement purposes, the Company considers all highly liquid debt instruments with original maturities of ninety days or less and with insignificant interest rate risk to be cash equivalents.

         The Company classifies all of its investments as "available-for-sale" in accordance with the provisions of Financial Accounting Standards Board Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, the Company states its investments at estimated fair value, with material unrealized gains and losses reported in stockholders' equity. The cost of securities sold is based on the specific identification method. Such securities are anticipated to be used for current operations and are, therefore, classified as current assets, even though maturities may extend beyond one year.

         As of March 31, 1997, the Company has $9.9 million of investments in state and municipal bonds. These state and municipal bonds bear interest at a rate that automatically resets to the prevailing market interest rate at approximately 35-day intervals. At March 31, 1997, substantially all the available-for-sale securities have principal maturity dates of over ten years. The gross unrealized gains and gross unrealized losses at March 31, 1997 were immaterial to the Company and, therefore, no amounts were recorded to stockholders' equity.

         3.       INVENTORIES

         Inventories are stated at the lower of cost (first in, first out) or fair market value and consist of the following (in thousands):

                     March 31,  December 31,
                       1997        1996
                     ---------  ------------

Raw materials         $2,605      $  956
Work-in-progress       1,476       1,708
Finished goods         4,258       4,041
                      ------      ------
                      $8,339      $6,705
                      ======      ======

         4.       NET INCOME PER SHARE

         Net Income per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares from convertible preferred stock (using the if-converted method) and from stock options and warrants (using the modified treasury stock method). Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common stock and common equivalent shares issued by the Company at prices below the initial public offering price during the twelve month period prior to the Company's initial public offering have been included in the calculation as if they were outstanding for all periods presented regardless of whether they are dilutive (using the modified treasury stock method).

         5.       IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARD

         In February 1997, the Financial Accounting Standards Board issued Statement Number 128, "Earnings per Share"(FAS 128), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods.

         The new earnings per share (basic earnings per share) is calculated by dividing the net income for each period by the weighted average number of common stock outstanding during the period. For the three-month period ended March 31, 1997, 9.3 million shares were used in computing the basic earnings per share under FAS 128 compared to 10.1 million shares used in computing earnings per share as reported (see note 4). For the three-month period ended March 31, 1996, 600,000 shares were used in computing basic earnings per share under FAS 128 compared to 7.6 million shares used in computing earnings per share as reported (see note 4). The basic earnings per share calculation for the March quarter of 1996 excludes, among others, 5.4 million shares of convertible preferred stock that converted into common stock in August 1996 upon the completion of the Company's initial public offering.

         The application of the new basic earnings per share calculation method would result in earnings per share of $0.10 and $0.75 for the three months ended March 31, 1997 and 1996, respectively. Under the current method of computing earnings per share, which included common stock equivalents and convertible preferred stock, earnings per share was $0.10 and $0.06 for the comparable periods in 1997 and 1996. The Company does not expect the new diluted earnings per share calculation to be materially different from the fully diluted earnings per share.

         6.       MERGER

         On March 18, 1997, the Company completed a merger with ColourPass, a business in the United Kingdom, in which ColourPass was merged into Raster Graphics System Limited, a wholly owned subsidiary of the Company.

         The combination was accounted for as a pooling of interests. Accordingly, the condensed consolidated statements of operations for the three months ended March 31, 1997, and March 31, 1996, the balance sheets as of March 31, 1997 and December 31, 1996, and all related footnotes presented herein have been restated to include the accounts of Raster Graphics, Inc. and ColourPass.

         The table below sets forth the composition of combined revenues and net income (loss) for the periods indicated. Merger related expenses of $105,000 and $34,000 were included in the Raster Graphics, Inc. and ColourPass net income, respectively.

                                        Three months ended      Three months ended
                                          March 31, 1997          March 31, 1996
                                        --------------------    -------------------
     Revenues
         Raster Graphics, Inc                 $11,565                  $ 8,591
         ColourPass                             1,022                      731
                                              =======                  =======
              Combined                        $12,587                  $ 9,322
                                              =======                  =======
     Net Income (loss)
         Raster Graphics, Inc                 $   775                  $   489
         ColourPass                               194                      (37)
                                              =======                  =======
             Combined                         $   969                  $   452
                                              =======                  =======


         7.       USE OF ESTIMATES

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I -- Item 1 of this Quarterly Report and the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report and Form 10-K for the fiscal year ended December 31, 1996.

OVERVIEW

         Raster Graphics was established in 1987 initially to develop low-cost electrostatic raster printers for the computer-aided design ("CAD") market. Raster Graphics commenced shipments of its first printer, a 22-inch printer, in 1989, followed by a 24-inch printer in 1990 and a 36-inch printer in 1992.

         In 1993, the Company identified the on-demand production large format digital printing ("LFDP") market as a new opportunity to develop a product based on its proprietary high-speed printhead technology. As a result, in 1993 the Company shifted its product focus and began to develop the DCS 5400 specifically for the LFDP market. The Company began shipping the DCS 5400 in July 1994. Since the Company began commercial production of the DCS 5442 in January 1996 as a second generation to the DCS 5400, this line has represented an increasing percentage of the Company's product shipments and, by September 1996, substantially replaced the DCS 5400. In December 1996, the Company introduced the PiezoPrintTM 1000, an inkjet printer manufactured by a third party, that is targeted at the lower priced entry level production market. In March 1997, the Company introduced the PiezoPrintTM 5000 as a mid-range, price/performance product to complement the affordable PiezoPrintTM 1000 inkjet printer and the high volume DCS 5442. Although the Company has no current plans to replace any printer in its current line of products, the future success of the Company will likely depend on its ability to develop and market new products that offer different levels of performance for the production segment of the LFDP market.

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

         Raster Graphics also sells related consumables, including specialized inks and papers that it acquires from third party suppliers and resells under the Raster Graphics name for use in the Company's digital printers. The sale of consumables generates recurring revenues, which the Company believes will continue to increase to the extent that the installed base of printing systems expands. As the Company develops new printers, it may need to develop new consumables to be used by its new printer products.

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

         Raster Graphics expenses research and development costs as incurred. Research and development expenses have increased from year to year. Raster Graphics believes that research and development expenses will continue to increase in absolute dollar amounts and may increase as a percentage of revenues.

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

         The Company has a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stages of development, particularly companies in new and rapidly evolving markets. To address these risks, the Company must, among other things, respond to competitive developments, attract, retain and motivate qualified persons, and continue to upgrade its technologies and commercialize products and services incorporating such technologies. There can be no assurance that the Company will be successful in addressing these risks. As of March 31, 1997, the Company had an accumulated deficit of $14.4 million. Although the Company was marginally profitable in 1995 and 1996, there can be no assurance that the Company will be profitable in the future.

RESULTS OF OPERATIONS

         ColourPass merged into Raster Graphics Systems Limited, a wholly owned subsidiary of the Company, on March 18, 1997. The merger has been accounted for as a pooling of interests, and accordingly, the financial results presented have been restated to include ColourPass.

         THREE MONTHS ENDED MARCH 31, 1997 AND 1996

         Net Revenues. Net revenues increased 35.0% to $12.6 million in the three month period ended March 31, 1997, as compared to $9.3 million for the comparable period of 1996. The increase was primarily due to the growth in sales of printer systems following the introduction of the DCS 5442 printing system in January 1996, the PiezoPrintTM 1000 in December 1996, and the PiezoPrintTM 5000 in March 1997; increase in sales of consumables; increase in sales of software; and sales by the Company's United Kingdom and German subsidiaries. Compared to the fourth quarter of 1996, revenue increased $445,000 or 3.7%. During the first quarter of 1997 the product mix changed with sales of the PiezoPrint printers becoming more significant compared to the fourth quarter of 1996.

         Future revenue growth will depend on a number of factors, including the Company's ability to develop, manufacture, market and sell innovative and reliable new products, customer satisfaction, market growth, competitive developments, product mix, vendor performance and the Company's ability to handle growth, if any.

         International sales, which include export sales and direct sales of the Company's German and United Kingdom operations, were $7.3 million and $5.3 million for the three months ended March 31, 1997 and 1996, respectively. These sales represented 58.3% and 57.2% of net revenues in the respective periods. The increases in international sales were a result of the increased international customer acceptance of the Company's printer systems, the establishment of new distribution arrangements and increased sales made by the Company's German and United Kingdom subsidiaries. Sales made by the Company's German and United Kingdom subsidiaries are denominated in local currencies. The Company is subject to transaction exposure that arises from foreign exchange movements between the dates foreign currency sales are recorded and the dates cash is received in the foreign currency. To date, the Company has not found it appropriate to hedge the risks of foreign sales subject to fluctuations in exchange rates.

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

         Gross Profit. Gross profit was $5.4 million, or 42.7% of net revenues, for the three month period ended March 31, 1997, compared to gross profit of $3.5 million, or 37.6% of net revenues, for the comparable period of 1996. The increase in gross profit was primarily the result of increased net revenues. The improvement in gross profit as a percentage of net revenues was due to several reasons including: increased direct sales to customers in the United Kingdom and Germany; increased sales of higher margin software; the allocation of fixed costs over a larger number of units sold and improvements in manufacturing efficiency.

         The Company's future level of gross profit will depend on a number of factors, including product mix, its ability to control variable expenses relative to revenue levels, maintaining a revenue base over which to allocate fixed costs and continue to develop, manufacture, market and sell innovative and reliable new products.

         Research and Development. Research and development expenses were $1.6 million, or 12.4% of net revenues for the first quarter of 1997 as compared to $934,000, or 10.0% of net revenues for the comparable quarter in 1996. The increase in research and development expenses was primarily due to increased payroll and related expenses, increased engineering material, and in particular, product development expenses associated with the accelerated launch of the new PiezoPrintTM 5000 ink-jet printer. The Company intends to continue to dedicate substantial resources to research and development activities to maintain its leadership in the LFDP market. The Company intends to expand its product lines, including printers, to achieve lower price points and higher image quality, and to enhance its PosterShop image processing software. Accordingly, the Company believes that research and development expenses will continue to increase in dollar amounts, and may increase as a percentage of revenues, in the future.

         Sales and Marketing. Sales and marketing expenses were $2.0 million and $1.6 million for the first quarter of 1997 and 1996, respectively. As a percentage of net revenues, sales and marketing expenses was 16.0% for the first quarter of 1997 as compared to 17.0% for the first quarter of 1996. The increase in expenses was due primarily to the increase in payroll and payroll related expenses, and expenses associated with the accelerated launch of the new PiezoPrintTM 5000 ink-jet printer. The Company believes that sales and marketing expenses will continue to increase in dollar terms, and may increase as a percentage of revenues, in the future.

         General and Administrative. General and administrative expenses were $716,000 or 5.7% of net revenues as compared to $445,000, or 4.8% of net revenues for the comparable quarter in 1996. The increase in general and administrative expenses reflected the increased cost of payroll and payroll related expenses and the increased cost of operating as a public company.

         Merger Expenses. On March 18, 1997, the Company completed a merger with ColourPass, a business in the United Kingdom. Approximately $139,000 of expenses was incurred in connection with this transaction.

         Provision for Income Taxes. For the three month periods ended March 31, 1997 and March 31, 1996, income taxes have been provided based upon estimated effective tax rates of 11.0% and 16.9%, respectively, applied to the earnings for the period. The provisions for income taxes for the three month periods ended March 31, 1997 and March 31, 1996 differ from the statutory federal income tax rate primarily due to the tax benefit of utilizing net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the Company has financed its operations primarily through private sales of preferred stock and common stock, its initial public offering of common stock, issuance of convertible debt, bank loans, and equipment lease financing and private loans.

         For the three months ended March 31, 1997, $3.9 million of cash was used in operations as compared to $ 490,000 of cash generated from operations for the same period in 1996. A major factor in the change in cash position was the initial cash flows and investments associated with two new product launches. In December 1996, the Company introduced the PiezoPrintTM 1000 printing system. Accordingly, during the first quarter of 1997, cash was used to purchase base line levels of consumables inventory and finished goods units in anticipation of sales. In March 1997, the Company launched the PiezoPrintTM 5000 printing system. During the first quarter, cash was used to purchase raw materials and components for the initial production units. Cash was also used to finance the increase in accounts receivable. Accounts receivable increased because of the high volume of shipments towards the end of the quarter, which the Company believes was caused primarily by customer delays in making purchase decisions pending the expected announcement of new products in the industry. Accounts receivable also increased because of extended payment terms granted to selected customers as the Company entered or expanded its presence in certain geographic markets. The extended payment terms granted were consistent with prevailing credit terms in those markets.

         The Company purchased $819,000 and $384,000 of capital equipment during the three months ended March 31, 1997 and 1996, respectively.

         To finance the working capital needs and the purchase of capital equipment, the Company reduced its short-term investments. Other financing activities principally consisted of repayment of notes payable in the amount of $116,000 and $102,000 for the three months ended March 31, 1997 and 1996, respectively, and cash received from the exercises of incentive stock options and employee stock purchase plan.

         At March 31, 1997, the Company had $11.4 million of cash, cash equivalents and short-term investments. The Company also has available a $5.0 million bank line of credit that expires on December 14, 1997, which is secured by the tangible assets of the Company. At March 31, 1997, there were no borrowings outstanding under the bank line of credit.

         The Company believes that the existing financial resources will be sufficient to finance its capital requirements through at least the end of fiscal 1997. Thereafter, the Company may require additional funds to support its working capital requirements or for other purposes and may seek to raise such additional funds through bank borrowings and public or private sales of its securities, including equity and debt securities. The Company's future capital requirements, however, depend on numerous factors, including, without limitation, the success of marketing, sales and distribution efforts; the progress of its research and development programs; the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; competition; competing technological and market developments; and the effectiveness of product commercialization activities and arrangements. There can be no assurance that additional funds, if required, will be available to the Company on favorable terms or at all.

FORWARD LOOKING STATEMENTS

         The Company notes that certain of the foregoing statements in this report are forward-looking, the accuracy of which is necessarily subject to risks and uncertainties. Actual results may differ materially from the statements made due to a variety of factors including, but not limited to, (i) fluctuations in quarterly results, (ii) unforseen operational problems in the Piezo Print or DCS 5442 products, (iii) unforseen reduced sales of the DCS 5442 products because of the introduction of the Piezo Print 5000, (iv) dependence on third party relationships, (v) risks associated with international operations,
(vi) competitive products and technologies, and (vii) other risk factors described in the Company's Annual Report on Form 10-K as currently filed with the Securities and Exchange Commission.

PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  Not applicable

ITEM 2.           CHANGES IN SECURITIES

                  Not applicable

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  Not applicable

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not applicable

ITEM 5.           OTHER ITEMS

                  Not applicable

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits:  See exhibit index on page 14

                  (b)      Reports on Form 8-K:  None

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      RASTER GRAPHICS, INC.


                                      By:  /s/  DENNIS MAHONEY
                                         ---------------------------------
                                           Dennis Mahoney
                                           Chief Financial Officer

Date:  May 12, 1997

                                  EXHIBIT INDEX

EXHIBITS                                                          PAGE NUMBER
--------                                                          -----------
  11.1     Statement of Computation of net income per share            16
  27.1     Financial Data Statement                             Filed via Edgar