Form 10-Q
period 1997-06-30
RASTER GRAPHICS INC
filed 1997-08-13
CIK 753081

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 1997.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____.

                         Commission file number 0-20933

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]    No [ ]

        As of August 1, 1997, there were 9,442,090 shares of Common Stock outstanding.

                                      INDEX
                                      -----

                                                                                     Page
                                                                                     ----

PART I.        FINANCIAL INFORMATION

        Item 1.   Condensed Consolidated Balance Sheets as of June 30, 1997
                  and December 31, 1996                                                3

                  Condensed Consolidated Statements of Operations for the three
                  and six month periods ended June 30, 1997 and 1996                   4

                  Condensed Consolidated Statements of Cash Flows for the six
                  month periods ended June 30, 1997 and 1996                           5

                  Notes to Condensed Consolidated Financial Statements                 6

        Item 2.   Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                            9


PART II.       OTHER INFORMATION

        Item 1.   Legal Proceedings                                                   13

        Item 2.   Changes in Securities                                               13

        Item 3.   Defaults upon Senior Securities                                     13

        Item 4.   Submission of Matters to a Vote of Security Holders                 13

        Item 5.   Other Items                                                         13

        Item 6.   Exhibits and Reports on Form 8-K                                    13


SIGNATURE                                                                             14

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              RASTER GRAPHICS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                  June 30,      December 31,
                                                                    1997            1996
                                                                ------------    ------------
                                                                 (Unaudited)     (Restated,
                                                                                  Unaudited)
                                        ASSETS
Current assets:
  Cash and cash equivalents                                     $      2,211    $      2,963
    Short-term investments                                             7,025          13,100
    Accounts receivable, net of allowance
    for doubtful accounts of $671 in 1997                             15,393          10,070
    and $606 in 1996
  Inventories                                                         10,597           6,705
  Prepaid expenses                                                       695             506
                                                                ------------    ------------
    Total current assets                                              35,921          33,344

Property and equipment, net                                            3,381           2,547
Deposits and other assets                                                463             687
                                                                ------------    ------------

Total assets                                                    $     39,765    $     36,578
                                                                ------------    ------------

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                              $      5,724    $      4,953
  Accrued payroll and related expenses                                   588           1,089
  Accrued warranty                                                       929             331
  Other accrued liabilities                                            1,513           1,635
  Deferred revenue                                                     1,347           1,162
  Current portion of long-term debt                                      150             303
                                                                ------------    ------------

Total current liabilities                                             10,251           9,473

Long-term debt, less current portion                                     147             178
                                                                ------------    ------------

Total liabilities                                                     10,398           9,651
                                                                ------------    ------------

Stockholders' equity:
  Common stock                                                            10              10
  Additional paid in capital                                          43,065          42,746
  Accumulated deficit                                                (13,128)        (15,417)
    Deferred compensation                                               (340)           (392)
    Notes receivable from stockholder                                   --               (20)
  Cumulative translation adjustment                                     (240)           --
                                                                ------------    ------------
Total stockholders' equity                                            29,367          26,927
                                                                ------------    ------------

Total liabilities and stockholders' equity                      $     39,765    $     36,578
                                                                ------------    ------------


     See accompanying notes to condensed consolidated financial statements.

                              RASTER GRAPHICS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                          Three Months Ended           Six Months Ended
                                               June 30,                    June 30,
                                      -------------------------   -------------------------
                                         1997          1996          1997          1996
                                      -----------   -----------   -----------   -----------
                                      (Unaudited)   (Restated,    (Unaudited)    (Restated,
                                                    Unaudited)                   Unaudited)

Net revenues                          $    14,114   $    10,205   $    26,701   $    19,527

Cost of revenues                            8,184         6,040        15,401        11,854
                                      -----------   -----------   -----------   -----------

Gross profit                                5,930         4,165        11,300         7,673
                                      -----------   -----------   -----------   -----------

Operating expenses:
  Research and development                  1,181         1,310         2,745         2,244
  Sales and marketing                       2,595         1,642         4,614         3,224
  General and administrative                  779           473         1,495           918
  Merger expenses                              --            --           139            --
                                      -----------   -----------   -----------   -----------

Total operating expenses                    4,555         3,425         8,993         6,386
                                      -----------   -----------   -----------   -----------

Operating income                            1,375           740         2,307         1,287

Other income, net                             108             6           265             3
                                      -----------   -----------   -----------   -----------

Income before provision for income          1,483           746         2,572         1,290
  taxes

Provision for income taxes                    163            66           283           158
                                      -----------   -----------   -----------   -----------

Net income                            $     1,320   $       680   $     2,289   $     1,132
                                      -----------   -----------   -----------   -----------

Net income per share                  $      0.13   $      0.09   $      0.23   $      0.15
                                      -----------   -----------   -----------   -----------

Shares used in computing net income
  per share                                10,073         7,650        10,115         7,632
                                      -----------   -----------   -----------   -----------


     See accompanying notes to condensed consolidated financial statements.

                              RASTER GRAPHICS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                            Six Months Ended
                                                                June 30,
                                                       --------------------------
                                                           1997           1996
                                                       ------------    ------------
                                                        (Unaudited)     (Restated,
                                                                        Unaudited)
OPERATING ACTIVITIES
Net Income                                             $      2,289    $      1,132
Adjustments to reconcile net income to net cash used
  in operating activities:
  Deferred revenue                                              185              88
  Depreciation and amortization                                 602             464
  Amortization of deferred compensation                          52              --
  Changes in operating assets and liabilities:
    Accounts receivable                                      (5,323)         (1,086)
    Inventories                                              (3,892)         (1,999)
    Prepaid expenses and other assets                            10            (385)
    Accounts payable                                            771           2,238
    Accrued payroll and related expenses                       (501)            186
    Accrued warranty                                            598             119
    Other accrued liabilities                                  (122)           (109)
                                                       ------------    ------------
Net cash provided by (used in) operating activities          (5,331)            648
                                                       ------------    ------------

INVESTING ACTIVITIES
Capital expenditures                                         (1,411)           (581)
Net decrease in short-term investments                        6,075              --
                                                       ------------    ------------
Net cash provided by (used in) investing activities           4,664            (581)
                                                       ------------    ------------

FINANCING ACTIVITIES
Proceeds from bank line of credit                                --             250
Repayment of term loan                                         (184)           (180)
Repayment of note from shareholder                               20              --
Proceeds from issuance of common stock                          319              88
                                                       ------------    ------------
Net cash provided by (used in) financing activities             155             158
                                                       ------------    ------------

Effect of exchange rate changes on cash and
  cash equivalents                                             (240)             --
                                                       ------------    ------------

Net increase (decrease) in cash and cash equivalents           (752)            225
Cash and cash equivalents at beginning of period              2,963           1,550
                                                       ------------    ------------
Cash and cash equivalents at end of period             $      2,211    $      1,775
                                                       ------------    ------------

SUPPLEMENTAL DISCLOSURES OF  CASH FLOW INFORMATION
    Cash paid for interest                             $         56    $         37
    Cash paid for taxes                                $         67    $         80


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

        In the opinion of management the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all recurring adjustments necessary for a fair presentation of the interim periods presented. The operating results for the six months ended June 30, 1997 are not necessarily indicative of the results for any other interim period or the full fiscal year ending December 31, 1997.

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

        3.      CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

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

        As of June 30, 1997, the Company has $7.0 million of investments in state and municipal bonds. These state and municipal bonds bear interest at a rate that automatically resets to the prevailing market interest rate at approximately 35-day intervals. At June 30, 1997, substantially all the available-for-sale securities have principal maturity dates of over ten years. The gross unrealized gains and gross unrealized losses at June 30, 1997 were immaterial to the Company and, therefore, no amounts were recorded to stockholders' equity.

        4.      INVENTORIES

        Inventories are stated at the lower of cost (first in, first out) or fair market value and consist of the following (in thousands):

                                         June 30, 1997      December 31, 1996
                                        ----------------    ------------------

        Raw materials                     $   3,105            $    956
        Work-in-progress                      1,919               1,708
        Finished goods                        5,573               4,041
                                        ----------------    ------------------
                                           $ 10,597             $ 6,705
                                        ----------------    ------------------

        5.      NET INCOME PER SHARE

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

        In February 1997, the Financial Accounting Standards Board issued Statement Number 128, "Earnings per Share" (FAS 128), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the requirements of FAS 128, entities will be required to report "basic" and "diluted" earnings per share.

        Basic earnings per share is calculated by dividing the net income for each period by the weighted average number of common stock outstanding during the period. Basic earnings per share and the number of shares used in the calculation are set forth in the following table for the periods indicated.

                                             Three months ended            Six months ended
                                            ---------------------        ---------------------
                                            June 30,     June 30,        June 30,     June 30,
                                              1997         1996            1997         1996
                                            ---------------------        ---------------------


          Basic earnings per share          $ 0.14       $ 1.02          $ 0.25       $ 1.79
          Shares used in computing
           basic earnings per share          9,392          664           9,338          632


        The basic earnings per share calculation for the three and six months ended June 1996 excludes, among others, 5.4 million shares of convertible preferred stock that converted to common stock in August 1996 upon the completion of the Company's initial public offering. The Company does not expect the new diluted earnings per share calculation to be materially different from net income per share as reported.

        6.      IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

        In June 1997, the Financial Accounting Standards Board issued Statement Number 130, "Reporting of Comprehensive Income". This Statement requires that all items that are to be required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement is effective for fiscal years beginning after December 15, 1997, and will be adopted by the Company for the year ended December 31, 1998.

        In addition, during June 1997, the Financial Accounting Standards Board issued Statement Number 131, "Disclosures About Segments of an Enterprise and Related Information". This Statement replaces Statement Number 14 and changes the way public companies report segment information. This Statement is effective for fiscal years beginning after December 15, 1997 and will be adopted by the Company for the year ended December 31, 1998.

        7.      MERGER

        On March 18, 1997, the Company completed a merger with ColourPass, a business in the United Kingdom, in which ColourPass was merged into Raster Graphics System Limited, a wholly owned subsidiary of the Company.

        The combination was accounted for as a pooling of interests. Accordingly, the condensed consolidated statements of operations for the three and six months ended June 30, 1997, and June 30, 1996, respectively, the balance sheets as of June 30, 1997 and December 31, 1996, respectively, and all related footnotes presented herein have been restated to include the accounts of Raster Graphics, Inc. and ColourPass.

        The table below sets forth the composition of combined revenues and net income (loss) for the periods indicated. Merger related expenses of $105,000 and $34,000 were included in the Raster Graphics, Inc. and ColourPass net income, respectively.


                                Three months ended              Six months ended
                            --------------------------     --------------------------
                               June 30,      June 30,        June 30,       June 30,
                                1997           1996            1997           1996
                            --------------------------     --------------------------
Revenues
    Raster Graphics, Inc    $    13,215    $     9,560     $    24,780    $    18,151
    ColourPass                      899            645           1,921          1,376
                            -----------    -----------     -----------    -----------
         Combined           $    14,114    $    10,205     $    26,701    $    19,527
                            -----------    -----------     -----------    -----------
Net Income (loss)
    Raster Graphics, Inc    $     1,131    $       712     $     1,906    $     1,201
    ColourPass                      189            (32)            383            (69)
                            -----------    -----------     -----------    -----------
        Combined            $     1,320    $       680     $     2,289    $     1,132
                            -----------    -----------     -----------    -----------

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

        In 1993, the Company identified the on-demand production large format digital printing ("LFDP") market as a new opportunity to develop a product based on its proprietary high-speed printhead technology. As a result, in 1993 the Company shifted its product focus and began to develop the DCS 5400, an electrostatic printer, specifically for the LFDP market. The Company began shipping the DCS 5400 in July 1994. The Company began commercial production of the DCS 5442 in January 1996 as a second generation to the DCS 5400. By September 1996, the DCS 5442 substantially replaced the DCS 5400. In December 1996, the Company introduced the PiezoPrintTM 1000, an inkjet printer manufactured by a third party, that is targeted at the lower priced entry level production market. In March 1997, the Company introduced the PiezoPrintTM 5000 as a mid-range, price/performance inkjet printer to complement the affordable PiezoPrintTM 1000 inkjet printer and the high production DCS 5442. Although the Company has no current plans to replace any printer in its current line of products, the future success of the Company will likely depend on its ability to continue to develop market leading products for the production segment of the LFDP market.

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

        In the United States, Raster Graphics also derives revenues from maintenance contracts on installed systems and printers, including the Company's installed base of 22-inch, 24-inch and 36-inch printers. Revenue is also generated from the sale of spare parts.

        Raster Graphics' end-user customers, OEMs, VARs, and international distributors submit purchase orders that generally require product shipment within two to eight weeks from receipt of order. Accordingly, the Company does not use order backlog as a primary basis for management planning for longer periods. Revenues are recognized upon shipment if there are no contingencies. If contingencies exist, revenues are recognized only when such contingencies are removed by the customer.

        The Company is in the process of setting up a customer finance program, Raster Graphics Financial Services (RGFS), a division of Raster Graphics Inc., to provide customers with financing options for Raster Graphics printing systems. The program is expected to be fully operational by October 1997. RGFS third party financial partners will take title of the equipment and manage the financial portfolio.

        The Company has a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stages of development, particularly companies in new and rapidly evolving markets. To address these risks, the Company must, among other things, respond to competitive developments, attract, retain and motivate qualified persons, and continue to upgrade its technologies and commercialize products and services incorporating such technologies. There can be no assurance that the Company will be successful in addressing these risks. As of June 30, 1997, the Company had an accumulated deficit of $13.1 million. Although the Company was marginally profitable in 1995 and 1996, there can be no assurance that the Company will be profitable in the future.

RESULTS OF OPERATIONS

        ColourPass merged into Raster Graphics Systems Limited, a wholly owned subsidiary of the Company, on March 18, 1997. The merger has been accounted for as a pooling of interest, and accordingly, the financial results presented have been restated to include ColourPass.

        The following table sets forth certain consolidated statements of income data as a percentage of net sales for the periods indicated.

                                            Three Months Ended       Six Months Ended
                                                 June 30,                June 30,
                                           -------------------     -------------------
                                            1997          1996      1997          1996
                                           -----         -----     -----         -----
Net revenues                               100.0%        100.0%    100.0%        100.0%
Cost of revenues                            58.0          59.2      57.7          60.7
Gross profit                                42.0          40.8      42.3          39.3
Operating expenses:
 Research and development                    8.4          12.8      10.3          11.5
 Sales and marketing                        18.4          16.1      17.3          16.5
 General and administrative                  5.5           4.6       5.6           4.7
 Merger expenses                              --            --       0.5            --
Total operating expenses                    32.3          33.5      33.7          32.7
Operating income                             9.7           7.3       8.6           6.6
Other income, net                            0.8            --       1.0            --
Income before provision for income          10.5           7.3       9.6           6.6
taxes
Provision for income taxes                   1.2           0.6       1.0           0.8
Net income                                   9.3           6.7       8.6           5.8

        Net Revenues. Net revenues for the three and six months ended June 30, 1997 were $14.1 million and $26.7 million, respectively, an increase of 38.3% and 36.7%, respectively, over the comparable periods of fiscal 1996. The increase can be attributed to the growth in sales of printer systems following the introduction of the PiezoPrintTM 1000 in December 1996, and the PiezoPrintTM 5000 in March 1997, increased sales by the Company's United Kingdom and German subsidiaries, and the increase in sales of consumables.

        Future revenue growth will depend on a number of factors, including the Company's ability to develop, manufacture, market and sell innovative and reliable new products, customer satisfaction, market growth, competitive developments, product mix, vendor performance and the Company's ability to manage growth, if any.

        International sales, which include export sales and direct sales of the Company's German and United Kingdom operations, were $8.6 million and $16.0 million for the three and six months ended June 30, 1997, respectively, an increase of 50.5% and 44.3%, respectively, over the comparable periods of fiscal 1996. These sales represented 61.1% and 59.8% of net revenue for the three and six months ended June 30, 1997, respectively, increasing from 56.2% and 56.7% for the comparable periods of fiscal 1996, respectively. The increase in international sales was a result of increased international customer acceptance of the Company's printer systems, and increased sales made by the

Company's German and United Kingdom subsidiaries. Sales made by the Company's German and United Kingdom subsidiaries are denominated in local currencies. The Company is subject to transaction exposure that arises from foreign exchange movements between the dates foreign currency sales are recorded and the dates cash is received in the foreign currency. To date, the Company has not found it appropriate to hedge the risks of foreign sales subject to fluctuations in exchange rates.

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

        Gross Profit. The Company's gross profit for the three and six months ended June 30, 1997 was $5.9 million and $11.3 million, respectively, an increase of 42.4% and 47.3%, respectively, over the comparable periods of fiscal 1996. The increase in gross profit was primarily the result of increased net revenues. Gross profit represented 42.0% and 42.3% of net revenue for the three and six months ended June 30, 1997, respectively, increasing from 40.8% and 39.3% for the comparable periods of fiscal 1996, respectively. The improvement in gross profit as a percentage of net revenues was primarily due to the allocation of fixed costs over a larger number of units sold and increased sales to end-user customers in the United Kingdom.

        The Company's future level of gross profit will depend on a number of factors, including its ability to manage product mix, control variable expenses relative to revenue levels, maintain a revenue base over which to allocate fixed costs, and continue to develop, manufacture, market and sell innovative and reliable new products.

        Research and Development. Research and development expenses for the three months ended June 30, 1997 were $1.2 million, a decrease of 9.8% in comparison to the three months ended June 30, 1996. This decrease is attributed to a significant level of material purchases for prototype development of the PiezoPrintTM products during the second quarter of fiscal 1996. Research and development expenses for the six months ended June 30, 1997 were $2.7 million, an increase of 22.3% in comparison to the six months ended June 30, 1996. This increase in research and development expenses for the first six months was primarily due to product development expenses associated with the launch of the new PiezoPrintTM 5000 inkjet printer during the first quarter of fiscal 1997. The Company intends to continue to dedicate substantial resources to research and development activities to maintain its leadership in the LFDP market. The Company intends to expand its product lines, including printers, to achieve lower price points and higher image quality, and to enhance its PosterShop image processing software. Accordingly, the Company believes that research and development expenses will continue to increase in the future.

        Sales and Marketing. Sales and marketing expenses for the three months ended June 30, 1997 were $2.6 million, an increase of 58.0% in comparison to the three months ended June 30, 1996. Sales and marketing expenses for the six months ended June 30, 1997 were $4.6 million, an increase of 43.1% in comparison to the six months ended June 30, 1996. As a percentage of net revenues, sales and marketing expenses were 18.4% and 17.3% for the three and six months ended June 30, 1997, respectively, as compared to 16.1% and 16.5% for the comparable period of fiscal 1996. The increase in sales and marketing expenses was primarily a result of tradeshow expenses associated with the promotion of the new PiezoPrintTM products and the expansion of the Company's domestic and international sales force. The Company expects to continue to increase its sales and marketing expenses in an effort to expand domestic and international markets, introduce new products, and establish and expand new distribution channels.

        General and Administrative. General and administrative expenses for the three months ended June 30, 1997 were $779,000, an increase of 64.7% in comparison to the three months ended June 30, 1996. General and administrative expenses for the six months ended June 30, 1997 were $1.5 million, an increase of 62.9% in comparison to the six months ended June 30, 1996. As a percentage of net revenues, general and administrative expenses remained relatively flat at 5.5% and 5.6% for the three and six months ended June 30, 1997, respectively, as compared to 4.6% and 4.7% for the three and six months ended June 30, 1996. The increase in absolute dollars reflected the increased cost of operating as a public company and an increase in staffing. The Company believes that its general and administrative expenses will increase as the Company continues to build its infrastructure.

        Merger Expenses. On March 18, 1997, the Company completed a merger with ColourPass, a business in the United Kingdom. Approximately $139,000 of expense was incurred in connection with this transaction.

        As part of its business strategy, the Company expects to make acquisitions of businesses that offer complementary products, services and technologies. Future acquisitions will be accompanied by the risks commonly encountered in acquisitions of businesses. Such risks include, among other things, the difficulty of assimilating the operations and personnel of the acquired businesses, the potential disruption of the Company's ongoing business, the inability of management to maximize the financial and strategic position of the Company, the maintenance of uniform standards, controls, procedures and policies and the impairment of relationships with employees and clients as a result of any integration of new management personnel. These factors could have a material adverse effect on the Company's business, results of operations of financial condition. Consideration paid for future acquisitions, if any, could be in the form of cash, stock, rights to purchase stock or a combination thereof. Dilution to existing stockholders and to earnings per share may result to the extent that the shares of stock or other rights to purchase stock are issued in connection with any such future acquisitions.

        Provision for Income Taxes. The Company has recorded a provision for income taxes in the three and six months ended June 30, 1997 utilizing the anticipated annual effective income tax rate of 11.0%. For three and six months ended June 30, 1996 income taxes have been provided based upon estimated effective tax rates of 8.8% and 12.2%, respectively, applied to earnings for the period. The provisions for income taxes for the three and six month periods ended June 30, 1997 and 1996 differ from the statutory federal income tax rate primarily due to the tax benefit of utilizing net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

        Since inception, the Company has financed its operations primarily through its initial public offering of common stock, private sales of preferred stock and common stock, issuance of convertible debt, bank loans, equipment lease financing and private loans. At June 30, 1997, the Company had $9.2 million of cash, cash equivalents and short-term investments, a decrease of $6.9 million from the December 31, 1996 balance of $16.1 million. Working capital increased to $25.7 million at June 30, 1997 from $23.9 million at December 31, 1996. The Company also has available a $5.0 million bank line of credit that expires on December 14, 1997, which is secured by the tangible assets of the Company. At June 30, 1997, there were no borrowings outstanding under the bank line of credit.

        Net cash used in operating activities during the first six months of fiscal 1997 was $5.3 million due primarily to increases in accounts receivable of $5.3 million and inventory of $3.9 million. Accounts receivable increased because of the high volume of shipments made towards the end of the quarter and extended payment terms granted to customers as the Company continues to expand its presence in international markets. Inventory levels, specifically consumables and finished goods, were increased to support the potential shift in product mix following the introduction of the PiezoPrintTM 1000 in December 1996 and the PiezoPrintTM 5000 in March 1997.

        During the six month period ended June 30, 1997 the Company paid approximately $1.4 million for capital expenditures compared to $581,000 for the same period of the prior year.

        To finance the working capital needs and the purchase of capital equipment, the Company reduced its short-term investments. Other financing activities principally consisted of cash received from the exercises of incentive stock options and employee stock purchase plan in the amount of $319,000 offset by the repayment of term loans in the amount of $184,000 for the six months ended June 30, 1997.

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

FORWARD LOOKING STATEMENTS

        The Company notes that certain of the foregoing statements in this report are forward-looking, the accuracy of which is necessarily subject to risks and uncertainties. Actual results may differ materially from the statements made due to a variety of factors including, but not limited to, (i) fluctuations in quarterly results, (ii) risks related to international operations, (iii) competitive products and technologies, (iv) ability of the Company to upgrade its technologies and commercialize products, and (v) other risk factors described in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, and such other documents that are filed from time to time with the Securities and Exchange Commission.

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            Not applicable

ITEM 2.     CHANGES IN SECURITIES

            Not applicable

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            Not applicable

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

1. The 1997 Annual Meeting of Stockholders of the Company was held pursuant to notice at 1:30 p.m., Pacific time on June 3, 1997 at the Company's offices in San Jose, California. There were present at the meeting, in person or represented by the proxy, the holders of 6,620,244 shares of Common Stock. The matters voted on at the meeting and the votes cast are as follows:

        (a) As listed below, all the Management's nominees for Class I Directors were elected at the meeting:

                                    No. of Common                No. of Common
        Name of Nominee             Votes in Favor               Votes Withheld
        ---------------             --------------               --------------

        Rakesh Kumar                   6,600,944                    19,300
        Delbert W. Yocam               6,600,889                    19,355

        (b) The appointment of Ernst & Young LLP as independent public accountants of the company for the fiscal year ending December 31, 1997 was ratified and approved with 6,610,635 Common shares voting in favor, 2,600 Common shares voting against and 7,009 Common shares abstaining.

ITEM 5.    OTHER ITEMS

           Not applicable

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits: See exhibit index on page 15

           (b) Reports on Form 8-K: None

                                    SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              RASTER GRAPHICS, INC.


                              By:   /s/  Dennis Mahoney
                                   --------------------------------------
                                   Dennis Mahoney
                                   Chief Financial Officer

Date:  August 12, 1997

                                  EXHIBIT INDEX


        EXHIBITS
        --------

        10.14   Assignment of Lease, dated June 27, 1997, by and between Kaman
                Music Corporation, Coast Wholesale Music Division, and the
                Registrant

        11.1    Statement of Computation of net income per share

        27.1    Financial Data Statement