Form 10-Q
period 1997-09-30
RASTER GRAPHICS INC
filed 1997-11-14
CIK 753081

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 1997.

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


                                 Yes [X] No [ ]

As of November 1, 1997, there were 9,560,385 shares of Common Stock outstanding.

                                      INDEX


                                                                                                Page
                                                                                                ----
PART I.               FINANCIAL INFORMATION

        Item 1.       Condensed Consolidated Balance Sheets as of September 30, 1997
                      and December 31, 1996                                                       3

                      Condensed Consolidated Statements of Income for the three
                      and nine month periods ended September 30, 1997 and 1996                    4

                      Condensed Consolidated Statements of Cash Flows for the nine
                      month periods ended September 30, 1997 and 1996                             5

                      Notes to Condensed Consolidated Financial Statements                        6

        Item 2.       Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                                   9


PART II.       OTHER INFORMATION

        Item 2.       Changes in Securities and Use of  Proceeds                                  14

        Item 6.       Exhibits and Reports on Form 8-K                                            14


SIGNATURE                                                                                         15

PART I.        FINANCIAL INFORMATION

ITEM 1.        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              RASTER GRAPHICS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                             September 30,  December 31,
                                                 1997          1996
                                               --------      --------
                                                            (Restated)
                                     ASSETS
Current assets:
  Cash and cash equivalents                    $  3,559      $  2,963
  Short-term investments                          4,681        13,100
  Accounts receivable, net of
    allowance for doubtful accounts
    of $835 in 1997 and $606 in 1996             18,709        10,070
  Inventories                                    11,066         6,705
  Prepaid expenses                                  725           506
                                               --------      --------
    Total current assets                         38,740        33,344

Property and equipment, net                       4,162         2,547
Intangible assets                                 1,484           102
Deposits and other assets                           403           585
                                               --------      --------

Total assets                                   $ 44,789      $ 36,578
                                               ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                             $  5,579      $  4,953
  Accrued payroll and related expenses            1,098         1,089
  Accrued warranty                                  728           331
  Other accrued liabilities                       3,464         1,635
  Deferred revenue                                1,330         1,162
  Borrowings under bank line of credit            2,000          --
  Current portion of long-term debt                 180           303
                                               --------      --------

Total current liabilities                        14,379         9,473

Long-term debt, less current portion                 38           178

Stockholders' equity:
  Common stock                                       10            10
  Additional paid in capital                     43,181        42,746
  Accumulated deficit                           (12,239)      (15,417)
  Deferred compensation                            (313)         (392)
  Notes receivable from stockholder                --             (20)
  Cumulative translation adjustment                (267)         --
                                               --------      --------
Total stockholders' equity                       30,372        26,927
                                               --------      --------

Total liabilities and stockholders' equity     $ 44,789      $ 36,578
                                               ========      ========


     See accompanying notes to condensed consolidated financial statements.

                              RASTER GRAPHICS, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                 Three Months Ended      Nine Months Ended
                                    September 30,          September 30,
                                 -------------------     -------------------
                                   1997        1996        1997        1996
                                 -------     -------     -------     -------
                                            (Restated)             (Restated)

Net revenues                     $14,330     $10,960     $41,031     $30,487

Cost of revenues                   8,473       6,461      23,874      18,315
                                 -------     -------     -------     -------

Gross profit                       5,857       4,499      17,157      12,172
                                 -------     -------     -------     -------

Operating expenses:
  Research and development         1,524       1,082       4,269       3,326
  Sales and marketing              2,543       1,868       7,157       5,092
  General and administrative         885         598       2,380       1,516
  Merger expenses                   --          --           139        --
                                 -------     -------     -------     -------

Total operating expenses           4,952       3,548      13,945       9,934
                                 -------     -------     -------     -------

Operating income                     905         951       3,212       2,238

Other income, net                     93         110         358         113
                                 -------     -------     -------     -------

Income before provision for
   income taxes                      998       1,061       3,570       2,351

Provision for income taxes           109         124         392         282
                                 -------     -------     -------     -------

Net income                       $   889     $   937     $ 3,178     $ 2,069
                                 =======     =======     =======     =======

Net income per share             $  0.09     $  0.10     $  0.31     $  0.25
                                 =======     =======     =======     =======

Shares used in computing net
   income per share               10,132       9,170      10,115       8,146
                                 =======     =======     =======     =======


     See accompanying notes to condensed consolidated financial statements.

                              RASTER GRAPHICS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                             Nine Months Ended
                                                               September 30,
                                                          ----------------------
                                                            1997          1996
                                                          --------      --------
                                                                       (Restated)
OPERATING ACTIVITIES
Net income                                                $  3,178      $  2,069
Adjustments to reconcile net income to
    net cash used in operating activities:
     Deferred revenue                                          168            14
     Depreciation and amortization                             968           704
     Amortization of deferred compensation                      79          --
     Changes in operating assets and liabilities:
        Accounts receivable                                 (8,189)       (2,289)
        Inventories                                         (4,021)       (2,081)
        Prepaid expenses and other assets                       98          (373)
        Accounts payable                                      (309)          967
        Accrued payroll and related expenses                   (91)          126
        Accrued warranty                                       397            39
        Other accrued liabilities                              229           632
                                                          --------      --------
Net cash used in operating activities                       (7,493)         (192)
                                                          --------      --------

INVESTING ACTIVITIES
Capital expenditures                                        (2,245)       (1,160)
Net decrease in short-term investments                       8,419          --
Datagraph acquisition, net of cash acquired                    (10)         --
                                                          --------      --------
Net cash provided by (used in) investing activities          6,164        (1,160)
                                                          --------      --------

FINANCING ACTIVITIES
Proceeds from bank line of credit                            2,000          --
Repayment of term loan                                        (263)         (263)
Repayment of note from shareholder                              20          --
Proceeds from issuance of common stock                         435        17,077
                                                          --------      --------
Net cash provided by financing activities                    2,192        16,814
                                                          --------      --------

Effect of exchange rate changes on cash and
  cash equivalents                                            (267)         --
                                                          --------      --------

Net increase (decrease) in cash and cash equivalents           596        15,462
Cash and cash equivalents at beginning of period             2,963         1,550
                                                          --------      --------
Cash and cash equivalents at end of period                $  3,559      $ 17,012
                                                          ========      ========


SUPPLEMENTAL DISCLOSURES OF  CASH FLOW INFORMATION
    Cash paid for interest                                $     69      $     58
    Cash paid for taxes                                   $     84      $     80


     See accompanying notes to condensed consolidated financial statements.

                              RASTER GRAPHICS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

        1. BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared by Raster Graphics, Inc. (the "Company" or "Raster Graphics") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements included in the Company's Annual Report and Form 10-K for the fiscal year ended December 31, 1996. All intercompany transactions have been eliminated.

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all recurring adjustments necessary for a fair presentation of the interim periods presented. The operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results for any other interim period or the full fiscal year ending December 31, 1997.

        The unaudited condensed consolidated financial statements also include adjustments that eliminated all significant intercompany transactions and balances between the Company and ColourPass, which was merged with the Company on March 18, 1997 for relevant periods prior to the merger. All periods presented have been restated to reflect the merger which has been accounted for as a pooling of interests (see Note 7).

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

        The Company classifies all of its short-term investments as "available-for-sale" in accordance with the provisions of Financial Accounting Standards Board Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, the Company states its investments at estimated fair value, with material unrealized gains and losses reported in stockholders' equity. The cost of securities sold is based on the specific identification method. Such securities are anticipated to be used for current operations and are, therefore, classified as current assets, even though maturities may extend beyond one year.

        As of September 30, 1997, the Company had $4.7 million of investments in state and municipal bonds. These state and municipal bonds bear interest at a rate that automatically resets to the prevailing market interest rate at approximately 35-day intervals. At September 30, 1997, substantially all available-for-sale securities had principal maturity dates of over ten years. The gross unrealized gains and gross unrealized losses at September 30, 1997 were immaterial to the Company and, therefore, no amounts were recorded to stockholders' equity.

        4. INVENTORIES

        Inventories are stated at the lower of cost (first in, first out) or fair market value and consist of the following (in thousands):


              September 30, 1997  December 31, 1996
                     -------          -------
Raw materials        $ 3,306          $   956
Work-in-progress       1,257            1,708
Finished goods         6,503            4,041
                     -------          -------
                     $11,066          $ 6,705
                     =======          =======


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

        In February 1997, the Financial Accounting Standards Board issued Statement Number 128, "Earnings per Share" ("FAS 128"), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the requirements of FAS 128, entities will be required to report "basic" and "diluted" earnings per share.

        Basic earnings per share is calculated by dividing the net income for each period by the weighted average number of shares of common stock outstanding during the period. Basic earnings per share and the number of shares used in the calculation are set forth in the following table for the periods indicated.


                                Three months ended            Nine months ended
                              -----------------------       ------------------------
                           September 30,   September 30, September 30,  September 30,
                               1997             1996         1997            1996
                              ------           ------       ------         ---------
Basic earnings per share      $ 0.09           $ 0.17       $ 0.34         $    0.90
                              ======           ======       ======         =========
 Shares used in computing
 basic earnings per share
 (in thousands)                9,490            5,609        9,384             2,291
                              ======           ======       ======         =========


        The basic earnings per share calculation for the three and nine months ended September 1996 excludes, among others, 5.4 million shares of convertible preferred stock that converted to common stock in August 1996 upon the completion of the Company's initial public offering. The Company does not expect the new diluted earnings per share calculation to be materially different from net income per share as currently reported.

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

        In addition, in June 1997, the Financial Accounting Standards Board issued Statement Number 131, "Disclosures About Segments of an Enterprise and Related Information". This Statement replaces Statement Number 14 and changes the way public companies report segment information. This Statement is effective for fiscal years beginning after December 15, 1997 and will be adopted by the Company for the year ended December 31, 1998.

        7. BUSINESS COMBINATIONS

        On March 18, 1997, the Company completed a merger with ColourPass, a business in the United Kingdom, in which ColourPass was merged with Raster Graphics System Limited, a wholly owned subsidiary of the Company. The combination was accounted for as a pooling of interests. Accordingly, the condensed consolidated statements of operations for the three and nine months ended September 30, 1997 and September 30, 1996, respectively, the balance sheets as of September 30, 1997 and December 31, 1996, respectively, and all related footnotes presented herein have been restated to include the accounts of Raster Graphics, Inc. and ColourPass. Pursuant to the terms of the merger, the Company filed a Form S-3 registration statement on November 3, 1997 to allow for the resale of 73,475 shares of the Company's Common Stock.

        The table below sets forth the composition of combined revenues and net income (loss) for the periods indicated (in thousands). Merger related expenses of $105,000 and $34,000 incurred in the first quarter of 1997 were included in the Raster Graphics, Inc. and ColourPass net income, respectively.

                                Three months ended                    Nine months ended
                             --------------------------           --------------------------
                           September 30,    September 30,       September 30,    September 30,
                               1997              1996               1997              1996
                             --------          --------           --------          --------
Revenues
    Raster Graphics, Inc     $ 13,803          $ 10,212           $ 38,583          $ 28,363
    ColourPass                    527               748              2,448             2,124
                             --------          --------           --------          --------
      Combined               $ 14,330          $ 10,960           $ 41,031          $ 30,487
                             ========          ========           ========          ========
Net Income (loss)
    Raster Graphics, Inc     $    982          $    964           $  2,888          $  2,165
    ColourPass                    (93)              (27)               290               (96)
                             --------          --------           --------          --------
        Combined             $    889          $    937           $  3,178          $  2,069
                             ========          ========           ========          ========


        On September 30, 1997, Raster Graphics acquired Datagraph, a French-based distributor of large-format digital imaging systems. In exchange for the outstanding stock of Datagraph, the Company agreed to pay approximately $1,100,000 in a series of payments through September 30, 1998. The acquisition was accounted for as a purchase. Including acquisition costs, the transaction resulted in an intangible asset of $1,420,000, which is being amortized over five years. The operating results of Datagraph prior to the acquisition are not material in relation to the Company.

        SUBSEQUENT EVENTS

        Effective October 20, 1997, Dennis Mahoney, Vice President and Chief Financial Officer, left the Company to pursue other interests.

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

        In 1993, the Company identified the on-demand production large-format digital printing ("LFDP") market as a new opportunity to develop a product based on its proprietary high-speed printhead technology. As a result, the Company shifted its product focus and began to develop the DCS 5400, an electrostatic printer, specifically for the LFDP market. The Company began shipping the DCS 5400 in July 1994. The Company began commercial production of the DCS 5442 in January 1996 as a second generation to the DCS 5400. In December 1996, the Company introduced the PiezoPrintTM 1000, an inkjet printer manufactured by a third party, that is targeted at the lower priced entry level production market. In March 1997, the Company introduced the PiezoPrintTM 5000 as a mid-range, price/performance inkjet printer to complement the PiezoPrintTM 1000 inkjet printer and the high production DCS 5442. Although the Company has no current plans to replace any printer in its current line of products, the future success of the Company will likely depend on its ability to continue to develop market leading products for the production segment of the LFDP market.

        In order to provide a complete digital printing solution to its customers, the Company began shipping image processing software, purchased from Onyx Graphics, Inc. ("Onyx"), with its digital printers in July 1994. In August 1995, the Company acquired Onyx. As well as sales to Raster Graphics, Onyx sells its software products to OEMs, VARs, systems integrators and other printer manufacturers such as CalComp, Encad, Hewlett-Packard, ColorgrafX and Laser Master. Onyx's current image processing software product, PosterShopTM, was introduced in April 1996 as a replacement for Onyx's Imagez image processing software product. Although the Company has no current plans to replace its PosterShop product, the Company will likely introduce new versions of its image processing software in the future.

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

        Raster Graphics' end-user customers, OEMs, VARs and international distributors submit purchase orders that generally require product shipment within two to eight weeks from receipt of order. Accordingly, the Company does not use order backlog as a primary basis for management planning for longer periods. Revenues are recognized upon shipment if there are no contingencies. If contingencies exist, revenues are recognized only when such contingencies are removed by the customer.

        The Company has a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stages of development, particularly companies in new and rapidly evolving markets. To address these risks, the Company must, among other things, respond to competitive developments, attract, retain and motivate qualified persons, and continue to upgrade its technologies and commercialize products and services incorporating such technologies. There can be no assurance that the Company will be successful in addressing these risks. As of September 30, 1997, the Company had an accumulated deficit of $12.2 million. Although the Company was marginally profitable in 1995 and 1996, there can be no assurance that the Company will be profitable in the future.

RESULTS OF OPERATIONS

        ColourPass merged with the Company, on March 18, 1997. The merger has been accounted for as a pooling of interest, and accordingly, the financial results presented have been restated to include ColourPass.

        The following table sets forth certain consolidated statements of operations data as a percentage of net revenues for the periods indicated.


                                           Three Months Ended     Nine Months Ended
                                               September 30,         September 30,
                                             ----------------      ----------------
                                             1997       1996       1997       1996
                                             -----      -----      -----      -----
Net revenues                                 100.0%     100.0%     100.0%     100.0%
Cost of revenues                              59.1       59.0       58.2       60.1
                                             -----      -----      -----      -----
Gross profit                                  40.9       41.0       41.8       39.9
                                             -----      -----      -----      -----
Operating expenses:
  Research and development                    10.6        9.9       10.4       10.9
  Sales and marketing                         17.7       17.0       17.5       16.7
  General and administrative                   6.2        5.5        5.8        5.0
  Merger expenses                             --         --          0.3       --
                                             -----      -----      -----      -----
Total operating expenses                      34.5       32.4       34.0       32.6
                                             -----      -----      -----      -----
Operating income                               6.4        8.6        7.8        7.3
Other income, net                              0.6        1.0        0.9        0.4
                                             -----      -----      -----      -----
Income before provision for income taxes       7.0        9.6        8.7        7.7
Provision for income taxes                     0.8        1.1        1.0        0.9
                                             -----      -----      -----      -----
Net income                                     6.2        8.5        7.7        6.8
                                             =====      =====      =====      =====

        Net Revenues. Net revenues for the three and nine months ended September 30, 1997 were $14.3 million and $41.0 million, respectively, an increase of 30.7% and 34.6%, respectively, over the comparable periods of fiscal 1996. The increase is primarily attributable to growth in sales of consumables as the Company continues to expand its family of inks and papers for the newer PiezoPrintTM 5000 printer. Sales of printer systems, specifically the PiezoPrintTM 1000 and PiezoPrintTM 5000 products, also contributed to the increase in revenue.

        Future revenue growth will depend on a number of factors, including the Company's ability to develop, manufacture, market and sell innovative and reliable new products, customer satisfaction, market growth, competitive developments, product mix, vendor performance and the Company's ability to manage growth, if any.

        International sales, which include export sales and direct sales of the Company's German, United Kingdom and French operations, were $7.5 million and $23.4 million for the three and nine months ended September 30, 1997, respectively, an increase of 6.1% and 29.5%, respectively, over the comparable periods of fiscal 1996. These sales represented 52.0% and 57.1% of net revenue for the three and nine months ended September 30, 1997, respectively, decreasing from 64.1% and 59.3% for the comparable periods of fiscal 1996, respectively. While international customer acceptance of the Company's printer systems continues to grow, the Company's German and United Kingdom subsidiaries experienced a reduction in sales of software and printer systems during the quarter which contributed to the decrease in international sales as a percentage of net revenues. The Company believes that the quarter's percentage decline in international sales is temporary and anticipates that international sales will return to historical percentages. Sales made by the Company's German, United Kingdom and French subsidiaries are denominated in local currencies. The Company is subject to transaction exposure that arises from foreign exchange movements between the dates foreign currency sales are recorded and the dates cash is received in the foreign currency. To date, the Company has not found it appropriate to hedge the risks of foreign sales subject to fluctuations in exchange rates. All international sales made by the Company's domestic operations are denominated in United States Dollars and are not subject to foreign exchange movements.

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

        Gross Profit. The Company's gross profit for the three and nine months ended September 30, 1997 was $5.9 million and $17.2 million, respectively, an increase of 30.2% and 41.0%, respectively, over the comparable periods of fiscal 1996. The increase in gross profit was primarily the result of increased net revenues. Gross profit represented 40.9% and 41.0% of net revenues for the three months ended September 30, 1997 and 1996, respectively. For the nine months ended September 30, 1997 and 1996, respectively, gross profit represented 41.8% and 39.9% of net revenues. The slight decrease in gross profit as a percentage of net revenues during the quarter was primarily due to the decline of sales to end-user customers in the United Kingdom which have a higher gross margin. The increase in gross profit for the year to date is attributed to the allocation of fixed costs over a larger volume of units sold.

        The Company's future level of gross profit will depend on a number of factors, including its ability to manage product mix, control variable expenses relative to revenue levels, maintain a revenue base over which to allocate fixed costs, and continue to develop, manufacture, market and sell innovative and reliable new products.

        Research and Development. Research and development expenses for the three months ended September 30, 1997 were $1.5 million, an increase of 40.9% in comparison to the three months ended September 30, 1996. Research and development expenses for the nine months ended September 30, 1997 were $4.3 million, an increase of 28.4% in comparison to the nine months ended September 30, 1996. This increase is attributed to an increase in staffing and related benefits, including recruiting and relocation expenses, and consultant fees associated with development of new products. The Company intends to continue to dedicate substantial resources to research and development activities to maintain its leadership in the LFDP market. The Company intends to expand its product lines, including printers, to achieve faster speed and higher image quality, and to enhance its PosterShop image processing software.

        Sales and Marketing. Sales and marketing expenses for the three months ended September 30, 1997 were $2.5 million, an increase of 36.1% in comparison to the three months ended September 30, 1996. Sales and marketing expenses for the nine months ended September 30, 1997 were $7.2 million, an increase of 40.6% in comparison to the nine months ended September 30, 1996. The increase in sales and marketing expenses was primarily a result of increased staffing and related benefits, tradeshow expenses associated with the promotion of the new PiezoPrint products and increased selling costs related to higher revenues. The Company expects to continue to increase its sales and marketing expenses in an effort to expand domestic and international markets, introduce new products, and establish and expand new distribution channels.

        General and Administrative. General and administrative expenses for the three months ended September 30, 1997 were $885,000, an increase of 48.0% in comparison to the three months ended September 30, 1996. General and administrative expenses for the nine months ended September 30, 1997 were $2.4 million, an increase of 57.0% in comparison to the nine months ended September 30, 1996. The increase reflected the increased cost of operating as a public company and an increase in staffing and related benefits. The Company believes that its general and administrative expenses will increase as the Company continues to build its infrastructure.

        Merger Expenses. On March 18, 1997, the Company completed a merger with ColourPass, a business in the United Kingdom. Approximately $139,000 of expense was incurred in connection with this transaction.

        On September 30, 1997, the Company acquired Datagraph, a French-based distributor of large-format digital imaging systems. The acquisition was accounted for as a purchase. Including acquisition costs, the transaction resulted in an intangible asset of $1,420,000, which is being amortized over five years.

        As part of its business strategy, the Company expects to make acquisitions of businesses that offer complementary products, services and technologies. Future acquisitions will be accompanied by the risks commonly encountered in acquisitions of businesses. Such risks include, among other things, the difficulty of assimilating the operations and personnel of the acquired businesses, the potential disruption of the Company's ongoing business, the inability of management to maximize the financial and strategic position of the Company, the maintenance of uniform standards, controls, procedures and policies and the impairment of relationships with employees and clients as a result of any integration of new management personnel. These factors could have a material adverse effect on the Company's business, results of operations or financial condition. Consideration paid for future acquisitions, if any, could be in the form of cash, stock, rights to purchase stock or a combination thereof. Dilution to existing stockholders and to earnings per share may result to the extent that shares of stock or other rights to purchase stock are issued in connection with any such future acquisitions.

        Provision for Income Taxes. The Company has recorded a provision for income taxes in the nine months ended September 30, 1997 utilizing the anticipated annual effective income tax rate of 11.0%. For the nine months ended September 30, 1996 the estimated effective tax rate was 12.0%. The provisions for income taxes for the nine month periods ended September 30, 1997 and 1996 differ from the statutory federal income tax rate primarily due to the tax benefit of utilizing net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

        Since inception, the Company has financed its operations primarily through its initial public offering of common stock, private sales of preferred stock and common stock, issuance of convertible debt, bank loans, equipment lease financing and private loans. At September 30, 1997, the Company had $8.2 million of cash, cash equivalents and short-term investments, a decrease of $7.9 million from the December 31, 1996 balance of $16.1 million. Working capital increased to $24.4 million at September 30, 1997, from $23.9 million at December 31, 1996. The Company also has available a $5.0 million bank line of credit that is secured by the tangible assets of the Company. The credit facility expires on December 14, 1997, and management currently expects to renew the facility under similar terms and conditions. At September 30, 1997, $2.0 million was outstanding under the bank line of credit.

        Net cash used in operating activities during the first nine months of fiscal 1997 was $7.5 million due primarily to increases in accounts receivable of $8.2 million and inventory of $4.0 million. The increase in accounts receivable reflects increased sales levels and payment terms granted under distributor programs designed to stimulate sales of the recently introduced PiezoPrintTM 5000. Inventory levels increased due to several reasons, including an increase of demonstration equipment to support an increased number of tradeshows, an increase in consumables related to the introduction of media products for the PiezoPrintTM 5000, and an increase in finished goods due to lower than anticipated printer system revenues.

        During the nine month period ended September 30, 1997, the Company paid approximately $2.2 million for capital expenditures compared to $1.2 million for the same period of the prior year.

        To finance the working capital needs and the purchase of capital equipment, the Company reduced its short-term investments. Other financing activities principally consisted of borrowing against the bank line of credit in the amount of $2.0 million and cash received from the exercises of incentive stock options and employee stock purchase plan in the amount of $435,000 for the nine months ended September 30, 1997.

        The Company has implemented a program under which customers are introduced to financing institutions through a third party broker by the Company. Through this program, customers are able to obtain lease financing for their purchases with the Company receiving the associated payment directly from the financial institution. There is no recourse against the Company.

        On June 25, 1997, the Company loaned $90,000 to Dennis Mahoney, Vice President and Chief Financial Officer of the Company. The loan is secured by shares of the Company's stock and a second deed of trust. Principal and accrued interest, at the rate of 6.8% per annum, is due and payable to the Company upon the termination of Mr. Mahoney's consulting relationship with the Company. Effective October 20, 1997, Mr. Mahoney left his position as Vice President and Chief Financial Officer of the Company to pursue other interests.

        The Company believes that the existing financial resources will be sufficient to finance its capital requirements through the foreseeable future. Thereafter, the Company may require additional funds to support its working capital requirements or for other purposes and may seek to raise such additional funds through bank borrowings and public or private sales of its securities, including equity and debt securities. The Company's future capital requirements, however, depend on numerous factors, including, without limitation, the success of marketing, sales and distribution efforts; the progress of its research and development programs; the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; competition; competing technological and market developments; and the effectiveness of product commercialization activities and arrangements. There can be no assurance that additional funds, if required, will be available to the Company on favorable terms or at all.

FORWARD LOOKING STATEMENTS

        The Company notes that certain of the foregoing statements in this report are forward-looking, the accuracy of which is necessarily subject to risks and uncertainties. Actual results may differ materially from the statements made due to a variety of factors including, but not limited to, (i) fluctuations in quarterly results, (ii) risks related to international operations, (iii) competitive products and technologies, (iv) ability of the Company to upgrade its technologies and commercialize products, and (v) other risk factors described in the Company's Annual Report and Form 10-K for the year ended December 31, 1996, and such other documents that are filed from time to time with the Securities and Exchange Commission.

PART II.       OTHER INFORMATION

ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS

        In connection with its initial public offering in 1996, the Company filed a Registration Statement on Form S-1, SEC File No. 333-06617 (the "Registration Statement"), which was declared effective by the Commission on August 8, 1996. Pursuant to the Registration Statement, the Company registered 3,000,000 shares of its Common Stock, $0.001 par value per share. The offering commenced on August 13, 1996 and did not terminate until all of the registered shares had been sold. The aggregate offering price of the registered shares was $24,000,000. The managing underwriters of the offering were Hambrecht & Quist and Prudential Securities Incorporated.

        From August 8, 1996 to September 30, 1997, the Company incurred the following expenses in connection with the offering:

             Underwriting discounts and commissions               $1,932,000
             Other expenses                                          838,000
                                                                  ----------
                      Total Expenses                              $2,716,000

        All such expenses were direct or indirect payments to others.

        The net offering proceeds to the Company after deducting the total expenses above were $16,900,000. From August 8, 1996, to September 30, 1997, the Company used such net offering proceeds, in direct or indirect payments to others, as follows:

Purchase and installment of machinery and equipment     $ 2,956,000
Working capital                                           8,061,000
                                                        -----------
       Total                                            $11,017,000

        Each of such amounts is a reasonable estimate of the application of the net offering proceeds. This use of proceeds does not represent a material change in the use of proceeds described in the prospectus of the Registration Statement.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits:  See exhibit index on page 16

                                    SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        RASTER GRAPHICS, INC.


                                        By:      /s/ Rak Kumar
                                           -----------------------------------
                                                 Rak Kumar
                                            President and CEO


Date:  November 14, 1997

                                  EXHIBIT INDEX

      EXHIBITS
      --------
        10.15   Secured Loan Agreement, dated June 25, 1997, by and between
                Dennis R. Mahoney and the Registrant

        11.1    Statements of Computation of Net Income Per Share

        27.1    Financial Data Statement