Form 10-Q/A
period 1997-03-31
RASTER GRAPHICS INC
filed 1998-10-07
CIK 753081

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-Q/A

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 1997.

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____.

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


                              Yes [_]   No [X]*

*Registrant has not filed its Annual Report on Form 10-K for the year ended December 31, 1997 nor its Quarterly Report on Form 10-Q for the quarters ended March 31, 1998 and June 30, 1998, but is filing it's Form 10-K current with the filing of this report and the 1998 10-Qs shortly thereafter.

     As of September 1, 1998, there were 9,599,525 shares of Common Stock outstanding.

   AMENDED FILING OF FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 1997, RESTATEMENT OF FINANCIAL STATEMENTS AND CHANGES TO CERTAIN INFORMATION

     Subsequent to the filing with the Commission of its Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, the Company became aware of errors and irregularities that ultimately affected the dollar amount and timing of reported revenues in the nine months ended September 30, 1997, in particular transactions involving undisclosed arrangements or agreements with customers. As a result of its investigation into these errors and irregularities in February 1998, the Company announced that it would restate its financial statements for the three and nine months ended September 30, 1997. The financial review undertaken by the Company to determine the extent of the restatement ultimately resulted in the restatement of the Company's financial results for each quarter in the nine months ended September 30, 1997.

     Financial statements and related disclosures contained in this amended filing reflect, where appropriate, changes to conform to the restatement.

           ------------------------------------------------------
                                    INDEX
                                    -----
                                                                        Page
                                                                        ----

PART I.        FINANCIAL INFORMATION

       Item 1.      Condensed Consolidated Financial Statements
                    as of March 31, 1997 and December 31, 1996
                    (Unaudited and Restated)                              3

                    Condensed Consolidated Statements of Operations
                    for the three month periods ended March 31,
                    1997 and March 31, 1996                               4

                    Condensed Consolidated Statements of Cash Flows
                    for the three month periods ended March 31,
                    1997 and March 31, 1996                               5

                    Notes to Condensed Consolidated Financial
                    Statements                                            6

       Item 2.      Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                   10


PART II.       OTHER INFORMATION

       Item 1.      Legal Proceedings                                     15

       Item 2.      Changes in Securities                                 15

       Item 3.      Defaults upon Senior Securities                       15

       Item 4.      Submission of Matters to a Vote of Security Holders   15

       Item 5.      Other Items                                           15

       Item 6.      Exhibits and Reports on Form 8-K                      15


SIGNATURE                                                                 16

PART I.       FINANCIAL INFORMATION

Item 1.       Condensed Consolidated Financial Statements

                                        RASTER GRAPHICS, INC.
                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                          (IN THOUSANDS)
                                            (UNAUDITED)

                                                                 March 31,                       December 31,
                                                                   1997                             1996
                                                            ------------------               -------------------
                                                               (Restated)(1)                     (Restated)(2)

                                              ASSETS
Current assets:
  Cash and cash equivalents                                       $1,471                          $  2,963
  Short-term investments                                           9,899                            13,100
  Accounts receivable, net of allowance for
   doubtful accounts of $881 in 1997 and $606 in                  12,922                            10,070
   1996

  Inventories                                                      8,404                             6,705
  Prepaid expenses                                                   665                               506
                                                            ------------------               -------------------
Total current assets                                              33,361                            33,344

Property and equipment, net                                        3,107                             2,547
Deposits and other assets                                            379                               585
Intangible assets related to the acquisition of
  Onyx Graphics, Inc.                                                 90                               102

                                                            ------------------               -------------------

Total assets                                                     $36,937                           $36,578
                                                            ==================               ===================

                                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                $5,369                            $4,953
  Accrued payroll and related expenses                               701                             1,089
  Accrued warranty                                                   529                               331
  Other accrued liabilities                                        1,707                             1,635
  Deferred revenue                                                 1,547                             1,162
  Current portion of long-term debt                                  301                               303
                                                            ------------------               -------------------
Total current liabilities                                         10,154                             9,473

Long-term debt                                                        64                               178

Stockholders' equity:
  Common Stock                                                        10                                10
  Additional paid in capital                                      42,881                            42,746
  Accumulated deficit                                            (15,806)                          (15,417)
  Deferred compensation                                             (366)                             (392)
  Notes receivable from stockholders                                  --                               (20)
                                                            ------------------               -------------------
Total stockholders' equity                                        26,719                            26,927
                                                            ------------------               -------------------

Total liabilities and stockholders' equity                       $36,937                           $36,578
                                                            ==================               ===================

                See accompanying notes to unaudited condensed
                      consolidated financial statements.

(1)  see footnote 1
(2)  restated for the pooling of interests with ColourPass (see footnote 7)

RASTER GRAPHICS, INC.

                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         (In thousands, except per share date)

                                      (UNAUDITED)

                                                                           Three Months Ended
                                                                                March 31,
                                                               -------------------------------------
                                                                     1997                  1996
                                                               --------------        ---------------
                                                                (Restated)(1)          (Restated)(2)


Net revenues                                                          $11,565                 $9,322

Cost of revenues                                                        7,441                  5,814
                                                               --------------        ---------------

Gross profit                                                            4,124                  3,508

Operating expenses:
 Research and development                                               1,564                    934
 Sales and marketing                                                    2,019                  1,582
 General and administrative                                               942                    445
 Merger expenses                                                          139                     --
                                                               --------------        ---------------

Total operating expenses                                                4,664                  2,961
                                                               --------------        ---------------

Operating (loss) income                                                  (540)                   547

Interest income                                                           188                     16

Interest expense                                                          (31)                   (19)
                                                               --------------        ---------------

(Loss) income before provision for income taxes                          (383)                   544


Provision for income taxes                                                  6                     92
                                                               --------------        ---------------

(Loss) net income                                                       ($389)                $  452
                                                               ==============        ===============

Net (loss) income per share - basic                                    ($0.04)                 $0.07
                                                               ==============        ===============

Shares used in computing net (loss) income
  per share - basic                                                     9,282                  6,493


Net (loss) income per share - diluted                                  ($0.04)                 $0.06
                                                               ==============        ===============

Shares used in computing net (loss) income
  per share - diluted                                                   9,282                  7,511

                                                               ==============        ===============

                     See accompanying notes to unaudited
                  condensed consolidated financial statements
(1)  see footnote 1
(2)  restated for the pooling of interests with ColourPass (see footnote 7)

RASTER GRAPHICS, INC.

                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (IN THOUSANDS)
                                            (UNAUDITED)

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                   -------------------------------------------
                                                                          1997                      1996
                                                                   -----------------         -----------------
                                                                     (Restated)(1)             (Restated)(2)

     OPERATING ACTIVITIES
     Net (loss) income                                                         ($389)                   $  452
     Adjustments to reconcile net (loss)  income to net cash used in operating activities:
      Depreciation and amortization                                              271                       253
      Amortization of deferred compensation                                       26                        --
      Changes in operating assets and liabilities:
        Accounts receivable                                                   (2,852)                      (90)
        Inventories                                                           (1,699)                     (339)
        Prepaid expenses and other assets                                         47                       (97)
        Accounts payable                                                         416                       (19)
        Accrued payroll and related expenses                                    (388)                       30
      Deferred revenue                                                           385                       283
        Warranty and other accrued liabilities                                   270                        17
                                                                   -----------------         -----------------
     Net cash (used in) provided by operating activities                      (3,913)                      490

     INVESTING ACTIVITIES
     Capital expenditures                                                       (819)                     (384)
     Net decrease in short-term investments                                    3,201                        --
                                                                   -----------------         -----------------
     Net cash provided by (used in) investing activities                       2,382                      (384)

     FINANCING ACTIVITIES
     Repayment of note                                                          (116)                     (102)
     Repayment of note from shareholders                                          20                        --
     Proceeds from issuance of common stock                                      135                        13
                                                                   -----------------         -----------------
     Net cash provided by (used in) financing activities                          39                       (89)
                                                                   -----------------         -----------------

     Net increase (decrease) in cash and cash equivalents                     (1,492)                       17
     Cash and cash equivalents at beginning of period                          2,963                     1,550
                                                                   -----------------         -----------------
     Cash and cash equivalents at end of period                              $ 1,471                    $1,567
                                                                   =================         =================


     SUPPLEMENTAL DISCLOSURES OF  CASH FLOW INFORMATION
       Cash paid for interest                                                    $31                       $19
       Cash paid for taxes                                                       $56                       $33

                     See accompanying notes to unaudited
                 condensed consolidated financial statements.

(1)  see footnote 1
(2)  restated for the pooling of interests with ColourPass (see footnote 7)

                             RASTER GRAPHICS, INC.

             Notes to Condensed Consolidated Financial Statements
                                  (unaudited)

        RESTATEMENT OF FINANCIAL STATEMENT

        Subsequent to the filing with the Commission of its Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, the Company became aware of errors and irregularities that ultimately affected the dollar amount and timing of reported revenues in the nine months ended September 30, 1997. The irregularities took numerous forms and were primarily the result of lack of compliance with the Company's procedures and controls.

        The Company undertook and completed extended procedures related to revenue recorded in each of the three month periods in the nine months ended September 30, 1997. As a result of these findings and other relevant information now disclosed, the Company has determined that a significant number and dollar amount of revenue transactions were improperly reported as earned revenue for these interim periods, including the three months ended March 31, 1997.

        The Company has concluded that the earnings process for a significant number of printer sales was not complete at the time of product shipment. Further, the Company has now determined that arrangements with a number of resellers resulted in significant concessions or allowances that were not accounted for when the revenue was originally reported as earned.

        Because of the pervasiveness of these irregularities, for the nine months ended September 30, 1997, the Company has determined that revenue from printer sales should only be recognized in the quarter that shipment took place where the Company received payment for the product by the end of the following quarter, provided that the earnings process was complete. For transactions that do not meet this criteria, revenue has been recognized on the receipt of payment from the customer.

        In addition, the Company has determined that its allowances for doubtful accounts for each quarter in the nine months ended September 30, 1997 was incorrectly estimated. The company has reviewed actual receipts since March 31, 1997 and has revised its estimated doubtful accounts.

        The Company has also determined that its reserve for obsolete and excess inventory for each quarter in the nine months ended September 30, 1997 was incorrectly estimated. The Company has revised its estimate of expected printer sales and accordingly has revised its estimate of excess and obsolete inventory.

        As a result of the restatement, the financial statements shown under
Item 1 in the Index of this Form 10-Q/A have been restated.

                                                   Three Months Ended
                                                     March 31, 1997
                                          ------------------------------------
                                          (In thousands except per share data)
                                          ------------------------------------
                                            As reported           Restated
                                          ---------------     ----------------

        Net revenues                             $12,587              $11,565
        Operating income (loss)                      932                 (540)
        Income tax expense                           120                    6
        Net income (loss)                            969                 (389)
        Net income (loss) per share                $0.10               ($0.04)
        Retained earnings (deficit)              (14,448)             (15,806)

        Accounts receivable, net                  14,116               12,922
        Inventory, net                             8,339                8,404
        Accounts payable                           5,140                5,369
        Other accrued liabilities                  1,692                1,707
        Deferred revenue                           1,562                1,547

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

        The unaudited condensed consolidated financial statements also include adjustments that eliminated all significant intercompany transactions and balances between the Company and ColourPass, which was merged into the Company's wholly owned subsidiary, Raster Graphics Systems Limited effective March 18, 1997, for relevant periods prior to the merger (see Note 7). All periods presented have been restated to reflect the merger which has been accounted for as a pooling of interests.

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

        4.     INVENTORIES

        Inventories are stated at the lower of cost (first in, first out) or fair market value and consist of the following (in thousands):

                                                       March 31,                  December 31,
                                                       1997 (1)                     1996 (2)
                                                --------------------          ------------------

               Raw materials                           $ 4,900                      $  956
               Work-in-progress                          1,547                       1,708
               Finished goods                            1,957                       4,041
                                                --------------------          ------------------
                                                       $ 8,404                     $ 6,705
                                                ====================          ==================

        5.     NET INCOME PER SHARE

        In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods presented have been restated to conform to the Statement 128 requirements.

        Pro forma net income (loss) per share for the three months ended March 31, 1996 has been computed as described above and also gives effect, even if antidilutive, to common equivalent shares from preferred stock that automatically converted upon the closing of the Company's initial public offering (using the as-if-converted method).


                                                                                      Three months ended
                                                                                           March 31,

                                                                               (in thousands except share data)
                                                                           --------------------------------------
                                                                                  1997 (1)           1996 (2)
                                                                           --------------------------------------

        Numerator for basic and diluted earnings per share                       $   (389)          $    452
                                                                           ======================================
        Denominator for basic earnings per share:
          Weighted average common stock                                             9,282                600
          Convertible preferred stock (pro forma 1996)                                 --              5,893
                                                                           --------------------------------------
        Shares used in computing basic earnings per share (pro forma
           1996)                                                                    9,282              6,493
                                                                           ======================================

        Basic earnings per share (pro forma 1996)                                $  (0.04)          $   0.07

        Denominator for diluted earnings per share:
          Weighted average common shares                                            9,282                600
          Convertible preferred stock                                                  --              5,893
          Stock options and warrants                                                1,018
                                                                           --------------------------------------
        Shares used in computing diluted earnings per share                         9,282              7,511
                                                                           ======================================
        Diluted earnings per share                                               $  (0.04)          $   0.06
                                                                           ======================================


(1)  see footnote 1
(2)  restated for the pooling of interests with ColourPass (see footnote 7)

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

        In June 1988, the Financial Accounting Standards Board issued Statement Number 133, "Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, inducing certain derivative instruments embedded in other contracts (collectively referred to as derivative) and for hedging activities. This statement is effective for fiscal years beginning after June 30, 1999 and will be adopted by the Company for the year ended December 31, 2000.


        7.     BUSINESS COMBINATIONS

        On March 18, 1997, the Company completed a merger with ColourPass, a business in the United Kingdom, in which ColourPass was merged into Raster Graphics Systems Limited, a wholly owned subsidiary of the Company.

        The combination was accounted for as a pooling of interests. Accordingly, the condensed consolidated statements of operations for the three months ended March 31, 1997, and March 31, 1996, the balance sheets as of March 31, 1997 and December 31, 1996 and all related footnotes presented herein have been restated to include the accounts of Raster Graphics, Inc. and ColourPass. Pursuant to the terms of the merger, the Company filed a form S-3 registration statement on November 3, 1997 to allow for the resale of 73,475 shares of the Company's common stock.

        The table (in thousands) below sets forth the composition of combined revenues and net income (loss) for the periods indicated. Merger related expenses of $105,000 and $34,000 were included in the Raster Graphics, Inc. and ColourPass net income, respectively.

                                                         Three months ended                 Three months ended
                                                         March 31, 1997 (1)                   March 31, 1996
                                                     ------------------------          -------------------------

        Revenues
            Raster Graphics, Inc                                   $ 10,991                            $ 8,591
            ColourPass                                                  574                                731
                                                     ------------------------          -------------------------
                 Combined                                          $ 11,565                            $ 9,322
                                                     ========================          =========================
        Net Income (loss)
            Raster Graphics, Inc                                      ($492)                              $489
            ColourPass                                                  103                                (37)
                                                     ------------------------          -------------------------
                Combined                                              ($389)                             $ 452
                                                     ========================          =========================

(1)    see footnote 1

        8.     PENDING LITIGATION

        Commencing in March 1998 several class action lawsuits were filed in both state and federal courts purportedly on behalf of shareholders who purchased the Company's stock during various periods in 1997 through early 1998. The complaints name as defendants the Company and its Chairman, Chief Executive Officer and President, and certain other officers and directors. The complaints allege, among other things, violation of federal securities laws and that defendants made false and misleading statements in press releases, SEC filings and/or other public statements and seek unspecified damages. The litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on the Company's business, financial condition and results of operations.

        The Company is a party to a number of legal claims arising in the ordinary course of business. The Company believes the ultimate resolution of the claims will not have a material adverse effect on its financial position, results of operation, or cash flow.

        9.     SUBSEQUENT EVENTS

     The Company has entered into an Agreement and Plan of Merger with Gretag Imaging Group, Inc. ("Gretag") for the acquisition of the Company for approximately $1.30 per share (the "Merger"). The Company has also entered into a Loan and Pledge Agreement and Asset and Subsidiary Stock Option Agreement and certain of its stockholders have entered into a Stockholders Agreement with Gretag. Pursuant to the Loan and Pledge Agreement, Gretag is providing the Company a loan facility secured by 100% of the issued stock of Onyx, a wholly owned subsidiary of the Company. The Company may draw down amounts together with accrued interest of up to $5,000,000. The first installment of $500,000 was received by the Company on September 23, 1998. In addition, Gretag has the option to purchase up to $5,000,000 of the Company's Common Stock in exchange for forgiving the loan and paying the balance in cash. Pursuant to the Asset and Subsidiary Stock Option Agreement, (i) if the Agreement and Plan of Merger is terminated, Gretag has the option to acquire Onyx for $5,000,000 less the amount drawn down under the loan facility, or
(ii) if the Company's stockholders do not vote in favor of the Merger, if the Company accepts a superior offer to sell the Company or upon certain other events, Gretag has the option to acquire the Company's inkjet technology for $6,000,000 less the amount drawn down under the loan facility. Pursuant to the terms of the Stockholders Agreement, stockholders of the Company holding approximately 20% of the Company's outstanding Common Stock have agreed to vote in favor of the Merger and against any other proposal to acquire the Company. The Merger and the Agreement and Plan of Merger requires stockholder approval and consummation of the Merger is conditioned upon settlement of the class action lawsuits against the Company.

        In August 1998 the Company entered into a mutual release agreement with Marc Willard, an officer of the Company. In consideration for Mr. Willard's full release relating to the Company's acquisition of ColourPass (of which Mr. Willard was an 80% partner), the parties agreed to a cash bonus of $70,000, a cash payment of $200,000 upon the acquisition of the Company, and a stock option grant of 175,000 shares.

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

        As a result of the restatement of the Company's financial statements for each quarter in the nine months ended September 30, 1997 certain information contained in this item has been changed from that which appeared in the Company's originally filed form 10-Q for the quarterly period ended March 31, 1997.

OVERVIEW


        Raster Graphics was established in 1987 initially to develop low-cost electrostatic raster printers for the computer-aided design ("CAD") market. Raster Graphics commenced shipments of its first printer, a 22-inch printer, in 1989, followed by a 24-inch printer in 1990 and a 36-inch printer in 1992.

        In 1993, the Company identified the on-demand production large format digital printing ("LFDP") market as a new opportunity to develop a product based on its proprietary high-speed printhead technology. As a result, in 1993 the Company shifted its product focus and began to develop the DCS 5400 specifically for the LFDP market. The Company began shipping the DCS 5400 in July 1994. Since the Company began commercial production of the DCS 5442 in January 1996 as a second generation to the DCS 5400, this line has represented an increasing percentage of the Company's product shipments and, by September 1996, substantially replaced the DCS 5400. In December 1996, the Company introduced the PiezoPrint(TM) 1000, an inkjet printer manufactured by a third party, that is targeted at the lower priced entry level production market. In March 1997, the Company introduced the PiezoPrint(TM) 5000 as a mid-range, price/performance product to complement the affordable PiezoPrint(TM) 1000 inkjet printer and the high volume DCS 5442. Although the Company has no current plans to replace any printer in its current line of products, the future success of the Company will likely depend on its ability to develop and market new products that offer different levels of performance for the production segment of the LFDP market.

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


        Raster Graphics' end user customers, OEMs, VARs, and international distributors submit purchase orders that generally require product shipment within two to eight weeks from receipt of order. Accordingly, the Company does not use order backlog as a primary basis for management planning for longer periods. Revenues are not recognized until products have been shipped and all contingencies have been removed. As a result of the discovery of irregularities, the Company has assumed that for the three months ended in March 31, 1997, such contingencies exist on printer shipments unless payment was received by the end of the following quarter, provided that the earning process was completed. For transactions that do not meet this criteria, revenue has been recognized on the receipt of payment (see footnote to the Condensed Consolidated Financial Statements).

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

        Raster Graphics' sales and marketing expenses and general and administrative expenses have also increased to support the revenue growth of the Company. The Company's strategy is to distribute its products through a direct sales force and independent representatives in selected markets, as well as through OEMs, VARs and distributors. Raster Graphics also incurs sales and marketing expenses in connection with product promotional activities. The Company intends to continue to develop its domestic and international sales and marketing organizations. As a result, the Company believes that sales and marketing expenses will continue to increase in absolute dollar amounts and may increase as a percentage of revenues.

        The Company has a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stages of development, particularly companies in new and rapidly evolving markets. To address these risks, the Company must, among other things, respond to competitive developments, attract, retain and motivate qualified persons, and continue to upgrade its technologies and commercialize products and services incorporating such technologies. There can be no assurance that the Company will be successful in addressing these risks. As of March 31, 1997, the Company had an accumulated deficit of $15.8 million. Although the Company was marginally profitable in 1995 and 1996, there can be no assurance that the Company will be profitable in the future.

RESULTS OF OPERATIONS

        ColourPass merged into Raster Graphics Systems Limited, a wholly owned subsidiary of the Company, on March 18, 1997. The merger has been accounted for as a pooling of interests, and accordingly, the financial results presented have been restated to include ColourPass.

        The following table sets forth certain restated consolidated statements of operation data as a percentage of net sales for the periods indicated.

                                                Three Months Ended
                                                    March 31,
                                       ---------------------------------
                                             1997               1996
                                       --------------     --------------

Net revenues                                    100.0%             100.0%
Cost of revenues                                 64.3               62.4
Gross profit                                     35.7               37.6
                                       --------------     --------------
Operating expenses:
 Research and development                        13.5               10.0
 Sales and marketing                             17.5               17.0
 General and administrative                       8.1                4.8
 Merger expenses                                  1.2                  -
                                       --------------     --------------
Total operating expenses                         40.3               31.8
                                       --------------     --------------
Operating (loss) income                          (4.6)               5.8
Other income, net                                 1.3                  -
                                       --------------     --------------
(Loss) income before provision for
income taxes                                     (3.3)               5.8

Provision for income taxes                        0.1                1.0
                                       --------------     --------------
Net (loss) income                                (3.4)               4.8
                                       ==============     ==============

THREE MONTHS ENDED MARCH 31, 1997 AND 1996

        Net Revenues. Net revenues increased 24.7% to $11.6 million in the three month period ended March 31, 1997, as compared to $9.3 million for the comparable period of 1996. The increase was primarily due to the growth in sales of printer systems following the introduction of the DCS 5442 printing system in January 1996, the PiezoPrint(TM) 1000 in December 1996, and the PiezoPrint(TM) 5000 in March 1997; an increase in sales of consumables; increase in sales of software; and sales by the Company's United Kingdom and German subsidiaries. Compared to the fourth quarter of 1996, revenue decreased $577,000 or 4.8%.

        Future revenue growth will depend on a number of factors, including the Company's ability to develop, manufacture, market and sell innovative and reliable new products, customer satisfaction, market growth, competitive developments, product mix, vendor performance and the Company's ability to handle growth, if any.


        International sales, which include export sales and direct sales of the Company's German and United Kingdom operations, were $7.0 million and $5.3 million for the three months ended March 31, 1997 and 1996, respectively. These sales represented 60.9% and 57.2% of net revenues in the respective periods.
The increases in international sales were a result of the increased international customer acceptance of the Company's printer systems, the establishment of new distribution arrangements and increased sales made by the Company's German and United Kingdom subsidiaries. Sales made by the Company's German and United Kingdom subsidiaries are denominated in local currencies. The Company is subject to transaction exposure that arises from foreign exchange movements between the dates foreign currency sales are recorded and the dates cash is received in the foreign currency. To date, the Company has not found it appropriate to hedge the risks of foreign sales subject to fluctuations in exchange rates.

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

        Gross Profit. Gross profit was $4.1 million, or 35.7% of net revenues, for the three month period ended March 31, 1997, compared to gross profit of $3.5 million, or 37.6% of net revenues, for the comparable period of 1996. The decrease in gross profit percentage was primarily the result of increased manufacturing costs.

        The Company's future level of gross profit will depend on a number of factors, including product mix, its ability to control variable expenses relative to revenue levels, maintaining a revenue base over which to allocate fixed costs and continue to develop, manufacture, market and sell innovative and reliable new products.

        Research and Development. Research and development expenses were $1.6 million, or 13.5% of net revenues for the first quarter of 1997 as compared to $934,000, or 10.0% of net revenues for the comparable quarter in 1996. The increase in research and development expenses was primarily due to increased payroll and related expenses, increased engineering material, and in particular, product development expenses associated with the launch of the new PiezoPrint(TM) 5000 ink-jet printer. The Company intends to continue to dedicate substantial resources to research and development activities to maintain its leadership in the LFDP market. The Company intends to expand its product lines, including printers, to achieve lower price points and higher image quality, and to enhance its PosterShop image processing software. Accordingly, the Company believes that research and development expenses will continue to increase in dollar amounts, and may increase as a percentage of revenues, in the future.

        Sales and Marketing. Sales and marketing expenses were $2.0 million and $1.6 million for the first quarter of 1997 and 1996, respectively. As a percentage of net revenues, sales and marketing expenses was 17.5% for the first quarter of 1997 as compared to 17.0% for the first quarter of 1996. The increase in expenses was due primarily to the increase in payroll and payroll related expenses, and expenses associated with the launch of the new PiezoPrint(TM) 5000 ink-jet printer. The Company believes that sales and marketing expenses will continue to increase in dollar terms, and may increase as a percentage of revenues, in the future.

        General and Administrative. General and administrative expenses were $942,000 or 8.1% of net revenues as compared to $445,000, or 4.8% of net revenues for the comparable quarter in 1996. The increase in general and administrative expenses reflected the increased cost of payroll and payroll related expenses, increased cost of operating as a public company, and increased reserves for bad debt.

        Merger Expenses. On March 18, 1997, the Company completed a merger with ColourPass, a business in the United Kingdom. Approximately $139,000 of expenses was incurred in connection with this transaction.

        Provision for Income Taxes. The Company's effective tax rate on the consolidated pretax loss for the three month period ended March 31, 1997 is (2%), compared to an effective tax rate of 17% on the consolidated pretax income for the three month period ended March 31, 1996. The tax provision for the three months ended March 31,

1997 results from taxes on income in foreign jurisdictions despite an overall loss. The effective tax rate for the three months ended March 31, 1996 differs from the statutory rate primarily due to the tax benefit of utilizing net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

        Since inception, the Company has financed its operations primarily through private sales of preferred stock and common stock, its initial public offering of common stock, issuance of convertible debt, bank loans, and equipment lease financing and private loans.

        For the three months ended March 31, 1997, $3.9 million of cash was used in operations as compared to $490,000 of cash generated from operations for the same period in 1996. A major factor in the change in cash position was the initial cash flows and investments associated with two new product launches. In December 1996, the Company introduced the PiezoPrint(TM) 1000 printing system. Accordingly, during the first quarter of 1997, cash was used to purchase base line levels of consumables inventory and finished goods units in anticipation of sales. In March 1997, the Company launched the PiezoPrint(TM) 5000 printing system. During the first quarter, cash was used to purchase raw materials and components for the initial production units. Cash was also used to finance the increase in accounts receivable. Accounts receivable increased because of extended payment terms granted to selected customers as the Company entered or expanded its presence in certain geographic markets. The extended payment terms granted were consistent with prevailing credit terms in those markets.

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

        At March 31, 1997, the Company had $11.4 million of cash, cash equivalents and short-term investments. The Company also had available a $5.0 million bank line of credit that expired on December 14, 1997, which was secured by the tangible assets of the Company. At March 31, 1997, there were no borrowings outstanding under the bank line of credit. The Company also has available a $4.1 million bank line of credit agreement that expires on December 31, 1998, which is secured by the assets of the Company. At December 31, 1997, there were no borrowings outstanding under the bank line of credit.

        The Company may require additional funds to support its working capital requirements or for other purposes and may seek to raise such additional funds through bank borrowings and public or private sales of its securities, including equity and debt securities. The company is also evaluating other options including mergers and acquisitions. The Company's future capital requirements, however, depend on numerous factors, including, without limitation, the success of marketing, sales and distribution efforts; the progress of its research and development programs; the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; competition; competing technological and market developments; and the effectiveness of product commercialization activities and arrangements. There can be no assurance that additional funds, if required, will be available to the Company on favorable terms or at all.

FORWARD LOOKING STATEMENTS

        The Company notes that certain of the foregoing statements in this report are forward-looking, the accuracy of which is necessarily subject to risks and uncertainties. Actual results may differ materially from the statements made due to a variety of factors including, but not limited to, (i) fluctuations in quarterly results, (ii) unforeseen operational problems in the PiezoPrint or DCS 5442 products, (iii) unforeseen reduced sales of the DCS 5442 products because of the introduction of the PiezoPrint(TM) 5000, (iv) dependence on third party relationships, (v) risks associated with international operations, (vi) competitive products and technologies, and (vii) other risk factors described in the Company's Annual Report and Form 10-K as currently filed with the Securities and Exchange Commission.

PART II.  OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

        Commencing in March 1998 several class action lawsuits were filed in both state and federal courts purportedly on behalf of shareholders who purchased the Company's stock during various periods in 1997 through early 1998. The complaints name as defendants the Company and its Chairman, Chief Executive Officer and President, and certain other officers and directors. The complaints allege, among other things, violation of federal securities laws and that defendants made false and misleading statements in press releases, SEC filings and/or other public statements and seek unspecified damages. The litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on the Company's business, financial condition and results of operations.

        The Company is a party to a number of legal claims arising in the ordinary course of business. The Company believes the ultimate resolution of the claims will not have a material adverse effect on its financial position, results of operation, or cash flow.

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


                                       RASTER GRAPHICS, INC.


                                       By:   /s/  Rak Kumar
                                             ---------------------------------
                                             Rak Kumar
                                             Chief Executive Officer

Date:  October 2, 1998

                                 EXHIBIT INDEX
                                 -------------

EXHIBITS                                                                         PAGE NUMBER
--------                                                                    ---------------------
  27.1         Financial Data Statement                                    Filed via Edgar