Form 10-Q/A
period 1997-06-30
RASTER GRAPHICS INC
filed 1998-10-07
CIK 753081

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-Q/A

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 1997.

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____.

                        Commission file number 0-20933

===============================================================================
                             RASTER GRAPHICS, INC.

            (Exact name of Registrant as specified in its charter)

        DELAWARE                                      94-3046090
(State of Incorporation)                (I.R.S. Employer Identification Number)

                             3025 ORCHARD PARKWAY
                              SAN JOSE, CA  95134
                    (Address of principal executive office)

                                (408) 232-4000
                        (Registrant's telephone number)
===============================================================================

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                              Yes  [_]    No  [_]*

*Registrant has not filed its Annual Report on Form 10-K for the year ended December 31, 1997 nor its Quarterly Report on Form 10-Q for the quarters ended March 31, 1998 and June 30, 1998, but is filing it's Form 10-K current with the filing of this report and the 1998 10-Qs shortly thereafter.


     As of September 1, 1998, there were 9,599,525 shares of Common Stock outstanding.

    AMENDED FILING OF FORM 10-Q FOR THE THREE MONTHS ENDED JUNE 30, 1997, RESTATEMENT OF FINANCIAL STATEMENTS AND CHANGES TO CERTAIN INFORMATION

     Subsequent to the filing with the Commission of its Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, the Company became aware of errors and irregularities that ultimately affected the dollar amount and timing of reported revenues in the nine months ended September 30, 1997, in particular transactions involving undisclosed arrangements or agreements with customers. As a result of its investigation into these errors and irregularities, in February 1998, the Company announced that it would restate its financial statements for the three and nine months ended September 30, 1997. The financial review undertaken by the Company to determine the extent of the restatement ultimately resulted in the restatement of the Company's financial results for each quarter in the nine months ended September 30, 1997.

     Financial Statement and related disclosures contained in this amended filing reflect, where appropriate changes to conform to the restatement.

                                     INDEX
                                     -----

                                                                                        Page
                                                                                        ----
PART I.    FINANCIAL INFORMATION

     Item 1.      Condensed, Consolidated Financial Statements as of June 30, 1997
                  and December 31, 1996 (Unaudited  and Restated)                          3

                  Condensed Consolidated Statements of Operations for the three
                  and six month periods ended June 30, 1997 and June 30, 1996              4

                  Condensed Consolidated Statements of Cash Flows for the six
                  month periods ended June 30, 1997 and June 30, 1996                      5

                  Notes to Condensed Consolidated Financial Statements                     6

     Item 2.      Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                10

PART II.   OTHER INFORMATION

     Item 1.      Legal Proceedings                                                        15

     Item 2.      Changes in Securities                                                    15

     Item 3.      Defaults upon Senior Securities                                          15

     Item 4.      Submission of Matters to a Vote of Security Holders                      15

     Item 5.      Other Items                                                              15

     Item 6.      Exhibits and Reports on Form 8-K                                         15

SIGNATURE                                                                                  16

PART I.  FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             RASTER GRAPHICS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                  June 30,                       December 31,
                                                                    1997                             1996
                                                             ------------------               -------------------
                                                                (Restated)(1)                     (Restated)(2)

                                                       ASSETS
Current assets:
 Cash and cash equivalents                                             $  2,211                          $  2,963
 Short-term investments                                                   7,025                            13,100
 Accounts receivable, net of allowance for
  doubtful accounts of $785 in 1997 and $606 in 1996                     11,520                            10,070
 Inventories                                                              8,522                             6,705
 Prepaid expenses                                                           695                               506
                                                             ------------------               -------------------
 Total current assets                                                    29,973                            33,344

Property and equipment, net                                               3,381                             2,547
Deposits and other assets                                                   463                               687
                                                             ------------------               -------------------

Total assets                                                           $ 33,817                          $ 36,578
                                                             ==================               ===================

                                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                                      $  6,181                          $  4,953
 Accrued payroll and related expenses                                       588                             1,089
 Accrued warranty                                                           929                               331
 Other accrued liabilities                                                2,019                             1,635
 Deferred revenue                                                         1,316                             1,162
 Current portion of long-term debt                                          150                               303
                                                             ------------------               -------------------

Total current liabilities                                                11,183                             9,473

Long-term debt, less current portion                                        147                               178
                                                             ------------------               -------------------

Total liabilities                                                        11,330                             9,651
                                                             ------------------               -------------------

Stockholders' equity:
 Common stock                                                                10                                10
 Additional paid in capital                                              43,065                            42,746
 Accumulated deficit                                                    (20,008)                          (15,417)
 Deferred compensation                                                     (340)                             (392)
 Notes receivable from stockholder                                           --                               (20)
 Cumulative translation adjustment                                         (240)                               --
                                                             ------------------               -------------------
Total stockholders' equity                                               22,487                            26,927
                                                             ------------------               -------------------

Total liabilities and stockholders' equity                             $ 33,817                          $ 36,578
                                                             ==================               ===================

    See accompanying notes to condensed consolidated financial statements.

(1)  see footnote 1
(2)  restated for the pooling of interests with ColourPass (see footnote 7)

                             RASTER GRAPHICS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                             Three Months Ended                                  Six Months Ended
                                                  June 30,                                           June 30,
                                  ------------------------------------------         ------------------------------------------
                                           1997                     1996                      1997                     1996
                                  -----------------        -----------------         -----------------        -----------------
                                       (Restated)(1)            (Restated)(2)             (Restated)(1)            (Restated)(2)
Net revenues                               $ 11,152                  $10,205                   $22,717                  $19,527

Cost of revenues                             10,710                    6,040                    18,151                   11,854
                                  -----------------        -----------------         -----------------        -----------------

Gross profit                                    442                    4,165                     4,566                    7,673
                                  -----------------        -----------------         -----------------        -----------------

Operating expenses:
 Research and development                     1,181                    1,310                     2,745                    2,244
 Sales and marketing                          2,595                    1,642                     4,614                    3,224
 General and administrative                     895                      473                     1,837                      918
 Merger expenses                                 --                       --                       139                       --
                                  -----------------        -----------------         -----------------        -----------------

Total operating expenses                      4,671                    3,425                     9,335                    6,386
                                  -----------------        -----------------         -----------------        -----------------

Operating (loss) income                      (4,229)                     740                    (4,769)                   1,287

Other income, net                               108                        6                       265                        3
                                  -----------------        -----------------         -----------------        -----------------

(Loss) income before provision
 for income taxes                            (4,121)                     746                    (4,504)                   1,290


Provision for income taxes                       81                       66                        87                      158
                                  -----------------        -----------------         -----------------        -----------------

Net (loss) income                          $( 4,202)                 $   680                   $(4,591)                 $ 1,132
                                  =================        =================         =================        =================

Net (loss) income per
 share - basic                             $( 0 .45)                   $0.10                    $(0.49)                   $0.17
                                  =================        =================         =================        =================

Shares used in computing net
 (loss) income per share - basic              9,392                    6,566                     9,338                    6,525
                                  =================        =================         =================        =================

Net (loss) income per
 share - diluted                           $( 0 .45)                   $0.09                    $(0.49)                   $0.15
                                  =================        =================         =================        =================

Shares used in computing net
 (loss) income per
 share - diluted                              9,392                    7,650                     9,388                    7,581
                                  =================        =================         =================        =================

    See accompanying notes to condensed consolidated financial statements.

(1)  see footnote 1
(2)  restated for the pooling of interests with ColourPass (see footnote 7)

                             RASTER GRAPHICS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                          Six Months Ended
                                                                              June 30,
                                                              --------------------------------------------
                                                                    1997                       1996
                                                              -----------------         ------------------
                                                                 (Restated)(1)             (Restated)(2)
OPERATING ACTIVITIES
Net (loss) income                                                   $(4,591)                $ 1,132
Adjustments to reconcile net (loss) income to net cash used
 in operating activities:
 Depreciation and amortization                                          602                     464
 Amortization of deferred compensation                                   52                      --
 Changes in operating assets and liabilities:
  Accounts receivable                                                (1,450)                 (1,086)
  Inventories                                                        (1,817)                 (1,999)
  Prepaid expenses and other assets                                      35                    (385)
  Accounts payable                                                    1,228                   2,238
  Accrued payroll and related expenses                                 (501)                    186
  Deferred revenue                                                      154                      88
  Accrued warranty                                                      598                     119
  Other accrued liabilities                                             384                    (109)
                                                              -------------          --------------
Net cash (used in) provided by operating activities                  (5,306)                    648
                                                              -------------          --------------

INVESTING ACTIVITIES
Capital expenditures                                                 (1,436)                   (581)
Net decrease in short-term investments                                6,075                      --
                                                              -------------          --------------
Net cash provided by (used in) investing activities                   4,639                    (581)
                                                              -------------          --------------

FINANCING ACTIVITIES
Proceeds from bank line of credit                                        --                     250
Repayment of term loan                                                 (184)                   (180)
Repayment of note from shareholder                                       20                      --
Proceeds from issuance of common stock                                  319                      88
                                                              -------------           --------------
Net cash provided by (used in) financing activities                     155                     158
                                                              -------------           --------------

Effect of exchange rate changes on cash and
  cash equivalents                                                     (240)                     --
                                                              -------------           --------------

Net (decrease) increase in cash and cash equivalents                   (752)                    225
Cash and cash equivalents at beginning of period                      2,963                   1,550
                                                              -------------           --------------
Cash and cash equivalents at end of period                          $ 2,211                 $ 1,775
                                                              =============           =============

SUPPLEMENTAL DISCLOSURES OF  CASH FLOW INFORMATION
    Cash paid for interest                                          $    56                 $    37
    Cash paid for taxes                                             $    67                 $    80

    See accompanying notes to condensed consolidated financial statements.

(1)  see footnote 1
(2)  restated for the pooling of interests with ColourPass (see footnote 7)

                             RASTER GRAPHICS, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

          RESTATEMENT OF FINANCIAL STATEMENT

     Subsequent to the filing with the Commission of its Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, the Company became aware of errors and irregularities that ultimately affected the dollar amount and timing of reported revenues in the nine months ended September 30, 1997. The irregularities took numerous forms and were primarily the result of lack of compliance with the Company's procedures and controls.

     The Company undertook and completed extended procedures related to revenue recorded in each of the three month periods in the nine months ended September 30, 1997. As a result of these findings and other relevant information now disclosed, the Company has determined that a significant number and dollar amount of revenue transactions were improperly reported as earned revenue for these interim periods, including the three months and six ended June 30, 1997.

     The Company has concluded that the earnings process for a significant number of printer sales was not complete at the time of product shipment. Further, the Company has determined that arrangements with a number of resellers resulted in significant concessions or allowances that were not accounted for when the revenue was originally reported as earned.

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

     As a result of this restatement, the financial statements shown under Item 1 in the Index of this Form 10-Q/A have been restated.

                                                  Three Months Ended
                                                     June 30, 1997
                                          ------------------------------------
                                          (In thousands except per share data)
                                          ------------------------------------
                                             As reported          Restated
                                          ----------------      -------------

Net revenues                                 $ 14,114               $ 11,152
Operating income (loss)                         1,375                 (4,229)
Income tax expense (benefit)                      163                     81
Net income (loss)                               1,320                 (4,202)
Net income (loss) per share                     $0.13                 ($0.45)
Retained earnings (deficit)                   (13,128)               (20,008)

Accounts Receivable, net                       15,393                 11,520
Inventory, net                                 10,597                  8,522
Accounts payable                                5,724                  6,181
Other accrued liabilities                       1,513                  2,019
Deferred revenue                                1,347                  1,316

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

     4.  INVENTORIES

     Inventories are stated at the lower of cost (first in, first out) or fair market value and consist of the following (in thousands):

                                                 June 30, 1997 (1)            December 31, 1996 (2)
                                              --------------------         -------------------------
     Raw materials                                   $5,344                        $  956
     Work-in-progress                                 1,969                         1,708
     Finished goods                                   1,209                         4,041
                                                  -------------                ----------------
                                                     $8,522                        $6,705
                                                  =============                ================

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

     Pro forma net income (loss) per share for the six months ended June 30, 1997 and 1996 have been computed as described above and also gives effect, even if antidilutive, to common equivalent shares from preferred stock that automatically converted upon the closing of the Company's initial public offering (using the as-if-converted method).

                                                              Three months ended                    Six months ended
                                                                   June 30,                             June 30,
                                                    -------------------------------------------------------------------------
                                                                          in thousands, except share data
                                                    -------------------------------------------------------------------------
                                                         1997 (1)           1996 (2)          1997 (1)           1996 (2)
                                                    -------------------------------------------------------------------------

Numerator for basic and diluted earnings per share    $ (4,202)           $    680         $ (4,591)           $  1,132
                                                    ===================================================================
Denominator for basic earnings per share:
 Weighted average common stock                           9,392                 663            9,338                 632
 Convertible preferred stock (pro forma 1996)               --               5,893                                5,893
                                                    -------------------------------------------------------------------
Shares used in computing basic earnings per share
 (pro forma 1996)                                        9,392               6,566            9,338               6,525
                                                    ===================================================================
Basic earnings per share (pro forma 1996)             $  (0.45)           $   0.10         $  (0.49)           $   0.17

Denominator for diluted earnings per share:
 Weighted average common shares                          9,392                 663            9,338                 632
 Convertible preferred stock                                --               5,893                                5,893
 Stock options and warrants                                                  1,094                                1,056
                                                    -------------------------------------------------------------------
Shares used in computing diluted earnings per share      9,392               7,650            9,338               7,581
                                                    ===================================================================
Diluted earnings per share                            $  (0.45)           $   0.09         $  (0.49)           $   0.15
                                                    ===================================================================

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

                                             Three months ended                         Six months ended
                                       ---------------------------------       -----------------------------------
                                          June 30,          June 30,                June 30,        June 30,
                                          1997 (1)           1996                   1997 (1)          1996
                                       ---------------------------------       -----------------------------------
Revenues
    Raster Graphics, Inc                 $10,325           $ 9,560                 $21,316           $18,151
    ColourPass                               827               645                   1,401             1,376
                                       ---------------------------------       -----------------------------------
         Combined                        $11,152           $10,205                 $22,717           $19,527
                                      ==================================       ===================================
Net Income (loss)
    Raster Graphics, Inc                 $(4,312)          $   712                 $(4,804)          $ 1,201
    ColourPass                               110               (32)                    213               (69)
                                       ---------------------------------       -----------------------------------
        Combined                          $(4,202)         $   680                 $(4,591)          $ 1,132
                                      ==================================       ===================================

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

     As a result of the restatement of the Company's financial statements for each quarter in the nine months ended September 30, 1997 certain information contained in this item has been changed from that which appeared in the Company's originally filed form 10-Q for the quarterly period ended June 30, 1997.

OVERVIEW


     Raster Graphics was established in 1987 initially to develop low-cost electrostatic raster printers for the computer-aided design ("CAD") market. Raster Graphics commenced shipments of its first printer, a 22-inch printer, in 1989, followed by a 24-inch printer in 1990 and a 36-inch printer in 1992.

     In 1993, the Company identified the on-demand production large format digital printing ("LFDP") market as a new opportunity to develop a product based on its proprietary high-speed printhead technology. As a result, in 1993 the Company shifted its product focus and began to develop the DCS 5400, an electrostatic printer, specifically for the LFDP market. The Company began shipping the DCS 5400 in July 1994. The Company began commercial production of the DCS 5442 in January 1996 as a second generation to the DCS 5400. By September 1996, the DCS 5442 substantially replaced the DCS 5400. In December 1996, the Company introduced the PiezoPrint(TM) 1000, an inkjet printer manufactured by a third party, that is targeted at the lower priced entry level production market. In March 1997, the Company introduced the PiezoPrint(TM) 5000 as a mid-range, price/performance inkjet printer to complement the affordable PiezoPrint(TM) 1000 inkjet printer and the high production DCS 5442. Although the Company has no current plans to replace any printer in its current line of products, the future success of the Company will likely depend on its ability to continue to develop market leading products for the production segment of the LFDP market.

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

     The Company has established a customer finance program to provide customers with financing options for Raster Graphics printing systems. Third party financial partners will take title of the equipment and manage the financial portfolio.

     The Company has a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stages of development, particularly companies in new and rapidly evolving markets. To address these risks, the Company must, among other things, respond to competitive developments, attract, retain and motivate qualified persons, and continue to upgrade its technologies and commercialize products and services incorporating such technologies. There can be no assurance that the Company will be successful in addressing these risks. As of June 30, 1997, the Company had an accumulated deficit of $20.0 million. Although the Company was marginally profitable in 1995 and 1996, there can be no assurance that the Company will be profitable in the future.

RESULTS OF OPERATIONS

     ColourPass merged into Raster Graphics Systems Limited, a wholly owned subsidiary of the Company, on March 18, 1997. The merger has been accounted for as a pooling of interest, and accordingly, the financial results presented have been restated to include ColourPass.

     The following table sets forth certain restated consolidated statements of operation data as a percentage of net sales for the periods indicated.

                                                         Three Months Ended                     Six Months Ended
                                                              June 30,                              June 30,
                                                ---------------------------------       ---------------------------------
                                                      1997               1996                  1997               1996
                                                --------------     --------------       ---------------     --------------

Net revenues                                             100.0%             100.0%                100.0%             100.0%
Cost of revenues                                          96.0               59.2                  79.9               60.7
                                                --------------     --------------       ---------------     --------------
Gross profit                                               4.0               40.8                  20.1               39.3
                                                --------------     --------------       ---------------     --------------
Operating expenses:
 Research and development                                 10.6               12.8                  12.1               11.5
 Sales and marketing                                      23.3               16.1                  20.3               16.5
 General and administrative                                8.0                4.6                   8.1                4.7
 Merger expenses                                             -                  -                   0.6                  -
                                                --------------     --------------       ---------------     --------------
Total operating expenses                                  41.9               33.5                  41.1               32.7
                                                --------------     --------------       ---------------     --------------
Operating (loss) income                                  (37.9)               7.3                 (21.0)               6.6
Other income, net                                          0.9                  -                   1.2                  -
                                                --------------     --------------       ---------------     --------------
(Loss) income before provision for income                (37.0)               7.3                 (19.8)               6.6
 taxes
Provision for income taxes                                 0.7                0.6                   0.4                0.8
                                                --------------     --------------       ---------------     --------------
Net (loss) income                                        (37.7)               6.7                 (20.2)               5.8
                                                ==============     ==============       ===============     ==============

     Net Revenues. Net revenues for the three and six months ended June 30, 1997 were $11.2 million and $22.7 million, respectively, an increase of 9.3% and 16.3%, respectively, over the comparable periods of fiscal 1996. The increase can be attributed to the growth in sales of printer systems following the introduction of the PiezoPrint(TM) 1000 in December 1996, and the PiezoPrint(TM) 5000 in March 1997, increased sales by the Company's United Kingdom and German subsidiaries, and the increase in sales of consumables.

     Future revenue growth will depend on a number of factors, including the Company's ability to develop, manufacture, market and sell innovative and reliable new products, customer satisfaction, market growth, competitive developments, product mix, vendor performance and the Company's ability to manage growth, if any.

     International sales, which include export sales and direct sales of the Company's German and United Kingdom operations, were $6.0 million and $13.0 million for the three and six months ended June 30, 1997, respectively. These sales represented 53.6% and 57.3% of net revenue for the three and six months ended June 30, 1997, respectively. The increase in international sales was a result of increased international customer acceptance of the Company's printer systems, and increased sales made by the Company's German and United Kingdom subsidiaries. Sales made by the Company's German and United Kingdom subsidiaries are denominated in local currencies. The Company is subject to transaction exposure that arises from foreign exchange movements between the dates foreign currency sales are recorded and the dates cash is received in the foreign currency. To date, the Company has not found it appropriate to hedge the risks of foreign sales subject to fluctuations in exchange rates.

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

     Gross Profit. The Company's gross profit for the three and six months ended June 30, 1997 was $442,000 and $4.6 million, respectively, a decrease of 89.4% for the three month period and a decrease of 40.5% over the comparable periods of fiscal 1996. The decrease in gross profit for the three and six months ended June 30, 1997 as compared to the same period in 1996 was primarily the result of an increase in obsolete and excess inventory reserve balances following a revision in the Company's estimate of future printer sales. Gross profit represented 4.0% and 20.1% of net revenue for the three and six months ended June 30, 1997, respectively, decreasing from 40.8% and 39.3% for the comparable periods of fiscal 1996, respectively.

     The Company's future level of gross profit will depend on a number of factors, including its ability to manage product mix, control variable expenses relative to revenue levels, maintain a revenue base over which to allocate fixed costs, and continue to develop, manufacture, market and sell innovative and reliable new products.

     Research and Development. Research and development expenses for the three months ended June 30, 1997 were $1.2 million, a decrease of 9.8% in comparison to the three months ended June 30, 1996. This decrease is attributed to a significant level of material purchases for prototype development of the PiezoPrint(TM) products during the second quarter of fiscal 1996. Research and development expenses for the six months ended June 30, 1997 were $2.7 million, an increase of 22.3% in comparison to the six months ended June 30, 1996. This increase in research and development expenses for the first six months was primarily due to product development expenses associated with the launch of the new PiezoPrint(TM) 5000 inkjet printer during the first quarter of fiscal 1997. The Company intends to continue to dedicate substantial resources to research and development activities to maintain its leadership in the LFDP market. The Company intends to expand its product lines, including printers, to achieve lower price points and higher image quality, and to enhance its PosterShop image processing software. Accordingly, the Company believes that research and development expenses will continue to increase in the future.

     Sales and Marketing. Sales and marketing expenses for the three months ended June 30, 1997 were $2.6 million, an increase of 58.0% in comparison to the three months ended June 30, 1996. Sales and marketing expenses for the six months ended June 30, 1997 were $4.6 million, an increase of 43.1% in comparison to the six months ended June 30, 1996. As a percentage of net revenues, sales and marketing expenses were 23.3% and 20.3% for the three and six months ended June 30, 1997, respectively, as compared to 16.1% and 16.5% for the comparable period of fiscal 1996. The increase in sales and marketing expenses was primarily a result of tradeshow expenses associated with the promotion of the new PiezoPrint(TM) products and the expansion of the Company's domestic and international sales force. The Company expects to continue to increase its sales and marketing expenses in an effort to expand domestic and international markets, introduce new products, and establish and expand new distribution channels.

     General and Administrative. General and administrative expenses for the three months ended June 30, 1997 were $895,000, an increase of 89.2% in comparison to the three months ended June 30, 1996. General and administrative expenses for the six months ended June 30, 1997 were $1.8 million, an increase of 100.1% in comparison to the six months ended June 30, 1996. As a percentage of net revenues, general and administrative expenses were 8.0% and 8.1% for the three and six months ended June 30, 1997, respectively, as compared to 4.6% and 4.7% for the three and six months ended June 30, 1996. The increase in absolute dollars reflected the increased cost of operating as a public company, an increased reserve for bad debt, and an increase in staffing. The Company believes that its general and administrative expenses will increase as the Company continues to build its infrastructure.

     Merger Expenses. On March 18, 1997, the Company completed a merger with ColourPass, a business in the United Kingdom. Approximately $139,000 of expense was incurred in connection with this transaction.

     Provision for Income Taxes. The Company's effective tax rate on the consolidated pretax loss for the three and six month periods ended June 30, 1997 is (2%), compared to an effective rate of 9% and 12% on consolidated pretax income for the three and six month periods ended June 30, 1996, respectively. The tax provision for the three and six months ended June 30, 1997 results from taxes on income in foreign jurisdictions despite an overall loss. The effective tax rates for the three and six months ended June 30, 1996 differ from the statutory rate primarily due to the tax benefit of utilizing net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed its operations primarily through its initial public offering of common stock, private sales of preferred stock and common stock, issuance of convertible debt, bank loans, equipment lease financing and private loans. At June 30, 1997, the Company had $9.2 million of cash, cash equivalents and short-term investments, a decrease of $6.9 million from the December 31, 1996 balance of $16.1 million. The Company also had available a $5.0 million bank line of credit that expires on December 14, 1997, which is secured by the tangible assets of the Company. At June 30, 1997, there were no borrowings outstanding under the bank line of credit.

     Net cash used in operating activities during the first six months of fiscal 1997 was $5.3 million due primarily to increases in accounts receivable of $1.5 million and inventory of $1.8 million. Accounts receivable increased because of the high volume of shipments made towards the end of the quarter. Inventory levels, specifically consumables and finished goods, were increased to support the potential shift in product mix following the introduction of the PiezoPrint(TM) 1000 in December 1996 and the PiezoPrint(TM) 5000 in March 1997.

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

FORWARD LOOKING STATEMENTS

     The Company notes that certain of the foregoing statements in this report are forward-looking, the accuracy of which is necessarily subject to risks and uncertainties. Actual results may differ materially from the statements made due to a variety of factors including, but not limited to, (i) fluctuations in quarterly results, (ii) risk related to international operations, (iii) competitive products and technologies, (iv) ability of the Company to upgrade its technologies and commercialize products, and (v) other risk factors described in the Company's Annual Report and Form 10-K for the year ended December 31, 1996, and such other documents that are filed from time to time with the Securities and Exchange Commission.

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

                                       RASTER GRAPHICS, INC.


                                       By:  /s/ Rak Kumar
                                            ---------------------------------
                                            Rak Kumar
                                            Chief Executive Officer

Date:  October 2, 1998

                                 EXHIBIT INDEX
                                 -------------

EXHIBITS
--------
  10.14 Assignment of Lease, dated June 27, 1997, by and between Kaman Music Corporation, Coast Wholesale Music Division, and the Registrant (1)

  27.1         Financial Data Statement

___________
(1) Incorporated by reference to exhibits of the Registrant 10-Q for the quarter ended June 30,1997.