Form 10-Q/A
period 1997-09-30
RASTER GRAPHICS INC
filed 1998-10-07
CIK 753081

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

  AMENDED FILING OF FORM 10-Q  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997,
     RESTATEMENT OF FINANCIAL STATEMENTS AND CHANGES TO CERTAIN INFORMATION

     Subsequent to the filing with the Commission of its Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, the Company became aware of errors and irregularities that ultimately affected the dollar amount and timing of reported revenues in the nine months ended September 30, 1997, in particular transactions involving undisclosed arrangements or agreements with customers. As a result of its investigation into these errors and irregularities, in February 1998, the Company announced that it would restate its financial statements for the three and nine months ended September 30, 1997. The financial review undertaken by the Company to determine the extent of the restatement ultimately resulted in the restatement of the Company's financial results for each quarter in the nine months ended September 30, 1997.

     Financial statement and related disclosures contained in this amended filing reflect, where appropriate, changes to conform to the restatement.

                                     INDEX
                                     -----

                                                                                              Page
                                                                                              ----
PART I.    FINANCIAL INFORMATION

Item 1.            Condensed Consolidated Financial Statements (Unaudited
                   and Restated) as of September 30, 1997 and December 31, 1996                 3

                   Condensed Consolidated Statements of Operation for the three and nine month periods ended September 30, 1997 and
                   September 30, 1996                                                           4

                   Condensed Consolidated Statements of Cash Flows for the nine
                   month periods ended September 30, 1997 and September 30, 1996                5

                   Notes to Condensed Consolidated Financial Statements                         6

     Item 2.       Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                                    10


PART II.   OTHER INFORMATION

     Item 1.       Legal Proceedings                                                            15

     Item 2.       Changes in Securities                                                        15

     Item 3.       Defaults upon Senior Securities                                              16

     Item 4.       Submission of Matters to a Vote of Security Holders                          16

     Item 5.       Other Items                                                                  16

     Item 6.       Exhibits and Reports on Form 8-K                                             16

SIGNATURE                                                                                       17

PART I.    FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             RASTER GRAPHICS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                September 30,                     December 31,
                                                                     1997                             1996
                                                                -------------                    -------------
                                                                (Restated)(1)                    (Restated)(2)
                                                              ASSETS
Current assets:
 Cash and cash equivalents                                           $  3,576                          $  2,963
 Short-term investments                                                 4,681                            13,100
 Accounts receivable, net of allowance for                             13,034                            10,070
   doubtful accounts of $1,215 in 1997 and $606 in 1996
 Inventories                                                            8,586                             6,705
 Prepaid expenses                                                         687                               506
                                                                 ------------                      ------------
 Total current assets                                                  30,564                            33,344

Property and equipment, net                                             4,148                             2,547
Deposits and other assets                                                 405                               585
                                                                 ------------                      ------------
Intangible assets                                                       1,274                               102

Total assets                                                         $ 36,391                          $ 36,578
                                                                 ============                      ============

                                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                    $  6,539                          $  4,953
 Accrued payroll and related expenses                                   1,089                             1,089
 Accrued warranty                                                         728                               331
 Other accrued liabilities                                              4,048                             1,635
 Deferred revenue                                                       1,270                             1,162
 Borrowings under bank line of credit                                   2,000                                --
 Current portion of long-term debt                                        180                               303
                                                                 ------------                      ------------
Total current liabilities                                              15,854                             9,473

Long-term debt, less current portion                                       38                               178

Stockholders' equity:
 Common stock                                                              10                                10
 Additional paid in capital                                            43,181                            42,746
 Accumulated deficit                                                  (22,112)                          (15,417)
 Deferred compensation                                                   (313)                             (392)
 Notes receivable from stockholder                                        --                                (20)
 Cumulative translation adjustment                                       (267)                               --
                                                                 ------------                      ------------
Total stockholders' equity                                             20,499                            26,927

Total liabilities and stockholders' equity                           $ 36,391                          $ 36,578
                                                                 ============                      ============

    See accompanying notes to condensed consolidated financial statements.

(1) see footnote 1
(2) restated for the pooling of interests with ColourPass (see footnote 7)

                             RASTER GRAPHICS, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                         Three Months Ended                Nine Months Ended
                                                           September 30,                     September 30,
                                                 --------------------------------- --------------------------------
                                                       1997             1996             1997             1996
                                                 ----------------- --------------- ---------------- ---------------
                                                   (Restated)(1)    (Restated)(2)    (Restated)(1)    (Restated)(2)

Net revenues                                             $12,790          $10,960          $35,507          $30,487

Cost of revenues                                           9,705            6,461           27,856           18,315
                                                     -----------      -----------     ------------      -----------
Gross profit                                               3,085            4,499            7,651           12,172
                                                     -----------      -----------     ------------      -----------

Operating expenses:
 Research and development                                  1,524            1,082            4,269            3,326
 Sales and marketing                                       2,543            1,868            7,157            5,092
 General and administrative                                1,175              598            3,012            1,516
 Merger expenses                                              --               --              139               --
                                                     -----------      -----------     ------------      -----------
Total operating expenses                                   5,242            3,548           14,577            9,934
                                                     -----------      -----------     ------------      -----------
Operating (loss) income                                   (2,157)             951           (6,926)           2,238

Other income, net                                             93              110              358              113
                                                     -----------      -----------     ------------      -----------
(Loss) income before provision for income taxes           (2,064)           1,061           (6,568)           2,351

Provision for income taxes                                    40              124              127              282
                                                     -----------      -----------     ------------      -----------
(Loss) net income                                       $ (2,104)         $   937         $ (6,695)         $ 2,069
                                                     ===========      ===========     ============      ===========
Net(loss) income per share - basic                      $  (0.22)         $  0.12        $   (0.71)         $  0.29
                                                     ===========      ===========     ============      ===========
Shares used in computing net income
 per share - basic                                         9,490            8,043            9,384            7,031
                                                     ===========      ===========     ============      ===========
Net income per share - diluted                          $  (0.22)         $  0.10         $  (0.71)         $  0.26
                                                     ===========      ===========     ============      ===========
Shares used in computing net income
 per share - diluted                                       9,490            9,170            9,384            8,111
                                                     ===========      ===========     ============      ===========


    See accompanying notes to condensed consolidated financial statements.

(1) see footnote 1
(2) restated for the pooling of interests with ColourPass (see footnote 7)

                             RASTER GRAPHICS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                       Nine Months Ended
                                                                          September 30,
                                                               ------------------------------
                                                                    1997            1996
                                                               -------------    -------------
                                                               (Restated)(1)    (Restated)(2)
OPERATING ACTIVITIES
Net (loss) income                                                    ($6,695)         $ 2,069
Adjustments to reconcile net (loss) income to net cash used
 in operating activities:
 Depreciation and amortization                                           968              704
 Amortization of deferred compensation                                    79               --
 Changes in operating assets and liabilities:
  Accounts receivable                                                 (2,447)          (2,289)
  Inventories                                                         (1,152)          (2,081)
  Prepaid expenses and other assets                                       96             (373)
  Accounts payable                                                       374              967
  Accrued payroll and related expenses                                   (87)             126
 Deferred revenue                                                        108               14
  Accrued warranty                                                       372               39
  Other accrued liabilities                                              893              632
Net cash used in operating activities                                 (7,491)            (192)
                                                               -------------    -------------
INVESTING ACTIVITIES
Capital expenditures                                                  (2,232)          (1,160)
Net decrease in short-term investments                                 8,419               --
Datagraph acquisition, net of cash acquired                               (8)              --
                                                               -------------    -------------
Net cash provided by (used in) investing activities                    6,179           (1,160)
                                                               -------------    -------------
FINANCING ACTIVITIES
Proceeds from bank line of credit                                      2,000               --
Repayment of term loan                                                  (263)            (263)
Repayment of note from shareholder                                        20               --
Proceeds from issuance of common stock                                   435           17,077
                                                               -------------    -------------
Net cash provided by financing activities                              2,192           16,814
                                                               -------------    -------------
Effect of exchange rate changes on cash and
 cash equivalents                                                       (267)              --
                                                               -------------    -------------
Net increase (decrease) in cash and cash equivalents                     613           15,462
Cash and cash equivalents at beginning of period                       2,963            1,550
                                                               -------------    -------------
Cash and cash equivalents at end of period                          $  3,576          $17,012
                                                               =============    =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid for interest                                          $     69          $    58
    Cash paid for taxes                                             $     84          $    80

    See accompanying notes to condensed consolidated financial statements.

(1) see footnote 1
(2) restated for the pooling of interests with ColourPass (see footnote 7)

                             RASTER GRAPHICS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

     RESTATEMENT OF FINANCIAL STATEMENT

     Subsequent to the filing with the Commission of its Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, the Company became aware of errors and irregularities that ultimately affected the dollar amount and timing of reported revenues in the nine months ended September 30, 1997. The irregularities took numerous forms and were primarily the result of lack of compliance with the Company's procedures and controls.

     The Company undertook and completed extended procedures related to revenue recorded in each of the three month periods in the nine months ended September 30, 1997. As a result of these findings and other relevant information now disclosed, the Company has determined that a significant number and dollar amount of revenue transactions were improperly reported as earned revenue for these interim periods, including the three and nine months ended September 30, 1997.

     The Company has concluded that the earnings process for a significant number of printer sales was not complete at the time of product shipment. Further, the Company has determined that arrangements with a number of resellers resulted in significant concessions or allowances that were not accounted for when the revenue was originally reported as earned.

     Because of the pervasiveness of these irregularities for the nine months ended September 30, 1997, the Company has determinded that revenue from printer sales should only be recognized in the quarter that shipment took place where the Company received payment for the product by the end of the following quarter, provided that the earnings process was complete. For transactions that do not meet this criteria, revenue has been recognized on the receipt of payment from the customer.

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

The Company has also restated the net assets per share in the acquisition of Datagraph. The original figures were based on an estimate and have since been revised to reflect the actual values. In particular, an intangible asset of $1,420,000 was initially recorded which has since been revised to $1,211,000 (see footnote 7).

     As a result of this restatement, the financial statements shown under Item 1 in the Index of this Form 10-Q/A have been restated.

                                                                         Three Months Ended
                                                                         September 30 1997
                                                                ------------------------------------
                                                                (In thousands except per share data)
                                                                ------------------------------------
                                                                  As reported            Restated
                                                                ----------------      --------------
Net revenues                                                            $ 14,330            $ 12,790
Operating income (loss)                                                      905              (2,157)
Income tax expense                                                           109                  40
Net income (loss)                                                            889              (2,104)

Net income (loss) per share                                             $   0.09              ($0.22)
Retained earnings (deficit)                                              (12,239)            (22,112)
Accounts Receivable, net                                                  18,709              13,034
Inventory, net                                                            11,066               8,586
Accounts payable                                                           5,579               6,539
Other accrued liabilities                                                  3,464               4,048
Deferred revenue                                                           1,330               1,270

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

     The unaudited condensed consolidated financial statements also include adjustments that eliminated all significant intercompany transactions and balances between the Company and ColourPass, which was merged into the Company; wholly owned subsidiary, Raster Graphics Systems Limited, effective March 18, 1997 for relevant periods prior to the merger. All periods presented have been restated to reflect the merger which has been accounted for as a pooling of interests (see Note 7).

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

     4.  INVENTORIES

     Inventories are stated at the lower of cost (first in, first out) or fair market value and consist of the following (in thousands):


                             September 30, 1997          December 31, 1996
                           ----------------------      ---------------------

     Raw materials                $4,045                     $  956
     Work-in-progress              1,785                      1,708
     Finished goods                2,756                      4,041
                           ----------------------      ---------------------
                                  $8,586                     $6,705
                           ======================      =====================

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

     Pro forma net income (loss) per share for the three and nine months ended September 30, 1996 and 1997 have been computed as described above and also gives effect, even if antidilutive, to common equivalent shares from preferred stock that automatically converted upon the closing of the Company's initial public offering (using the as-if-converted method).


                                                                 Three months ended            Nine months ended
                                                                     September 30                 September 30
                                                              =======================================================
                                                                           (in thousands, except for share data)
                                                               1997 (1)        1996 (2)       1997 (1)       1996 (2)
                                                              -------------------------------------------------------

Numerator for basic and diluted earnings per share            $  (2,104)      $    937        ($6,695)       $  2,069
                                                              =======================================================
Denominator for basic earnings per share:
 Weighted average common stock                                    9,490          5,609          9,384           2,291
 Convertible preferred stock (pro forma 1996)                        --          2,434                          4,740
                                                              -------------------------------------------------------
Shares used in computing basic earnings per share (pro forma                     8,043
 1996)                                                            9,490                         9,384           7,031
                                                              =======================================================
Basic earnings per share (pro forma 1996)                        ($0.22)      $   0.12         ($0.71)       $   0.29

Denominator for diluted earnings per share:
 Weighted average common shares                                   9,490          5,609          9,384           2,291
 Convertible preferred stock                                         --          2,434                          4,740
 Stock options and warrants                                                      1,127                          1,080
                                                              -------------------------------------------------------
Shares used in computing diluted earnings per share               9,490          9,170          9,384           8,111
                                                              =======================================================
Diluted earnings per share                                       ($0.22)      $   0.10         ($0.71)        $  0.26
                                                              =======================================================

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

     7.  BUSINESS COMBINATIONS

     On March 18, 1997, the Company completed a merger with ColourPass, a business in the United Kingdom, in which ColourPass was merged with Raster Graphics Systems Limited, a wholly owned subsidiary of the Company. The combination was accounted for as a pooling of interests. Accordingly, the condensed consolidated statements of operations for the three and nine months ended September 30, 1997 and September 30, 1996, respectively, the balance sheets as of September 30, 1997 and December 31, 1996, respectively, and all related footnotes presented herein have been restated to include the accounts of Raster Graphics, Inc. and ColourPass. Pursuant to the terms of the merger, the Company filed a Form S-3 registration statement on November 3, 1997 to allow for the resale of 73,475 shares of the Company's Common Stock.

     The table below sets forth the composition of combined revenues and net income (loss) for the periods indicated (in thousands). Merger related expenses of $105,000 and $34,000 incurred in the first quarter of 1997 were included in the Raster Graphics, Inc. and ColourPass net income, respectively.

                                       Three months ended                            Nine months ended
                               ----------------------------------            ---------------------------------
                               September 30,        September 30,            September 30,       September 30,
                                    1997                1996                      1997                1997
                               ----------------------------------            ----------------------------------
Revenues
    Raster Graphics, Inc         $12,165              $10,212                  $33,481              $28,363
    ColourPass                       625                  748                    2,026                2,124
      Combined                   $12,790              $10,960                  $35,507              $30,487
                                ================================            ==================================
Net Income (loss)
    Raster Graphics, Inc        $(2,208)              $   964                 $(7,012)             $ 2,165
    ColourPass                      104                   (27)                    317                  (96)
                               ---------------------------------            ----------------------------------
        Combined                $(2,104)              $   937                 $(6,695)             $ 2,069
                               ==================================           ==================================

     On September 30, 1997, Raster Graphics acquired Datagraph, a French-based distributor of large-format digital imaging systems. In exchange for the outstanding stock of Datagraph, the Company agreed to pay approximately $1,100,000 in a series of payments through September 30, 1998. The acquisition was accounted for as a purchase. Including acquisition costs, the transaction resulted in an intangible asset of $1,211,000, which following a revision of the Company's sales forecasts was written off during the fourth quarter. The operating results of Datagraph prior to the acquisition are not material in relation to the Company.

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

     As a result of the restatement of the Company's financial statements certain information contained in this item has been changed from that which appeared in the Company's originally filed form 10-Q for the quarterly period ended September 30, 1997.

OVERVIEW

     Raster Graphics was established in 1987 initially to develop low-cost electrostatic raster printers for the computer-aided design ("CAD") market. Raster Graphics commenced shipments of its first printer, a 22-inch printer, in 1989, followed by a 24-inch printer in 1990 and a 36-inch printer in 1992.

     In 1993, the Company identified the on-demand production large-format digital printing ("LFDP") market as a new opportunity to develop a product based on its proprietary high-speed printhead technology. As a result, the

Company shifted its product focus and began to develop the DCS 5400, an electrostatic printer, specifically for the LFDP market. The Company began shipping the DCS 5400 in July 1994. The Company began commercial production of the DCS 5442 in January 1996 as a second generation to the DCS 5400. In December 1996, the Company introduced the PiezoPrint(TM) 1000, an inkjet printer manufactured by a third party, that is targeted at the lower priced entry level production market. In March 1997, the Company introduced the PiezoPrint(TM) 5000 as a mid-range, price/performance inkjet printer to complement the PiezoPrint(TM) 1000 inkjet printer and the high production DCS 5442. Although the Company has no current plans to replace any printer in its current line of products, the future success of the Company will likely depend on its ability to continue to develop market leading products for the production segment of the LFDP market.

     In order to provide a complete digital printing solution to its customers, the Company began shipping image processing software, purchased from Onyx Graphics, Inc. ("Onyx"), with its digital printers in July 1994. In August 1995, the Company acquired Onyx. As well as sales to Raster Graphics, Onyx sells its software products to OEMs, VARs, systems integrators and other printer manufacturers such as CalComp, Encad, Hewlett-Packard, ColorgrafX and Laser Master. Onyx's current image processing software product, PosterShop(TM), was introduced in April 1996 as a replacement for Onyx's Imagez image processing software product. Although the Company has no current plans to replace its PosterShop product, the Company will likely introduce new versions of its image processing software in the future.

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

     The Company has a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stages of development, particularly companies in new and rapidly evolving markets. To address these risks, the Company must, among other things, respond to competitive developments, attract, retain and motivate qualified persons, and continue to upgrade its technologies and commercialize products and services incorporating such technologies. There can be no assurance that the Company will be successful in addressing these risks. As of September 30, 1997, the Company had an accumulated deficit of $22.1 million. Although the Company was marginally profitable in 1995 and 1996, there can be no assurance that the Company will be profitable in the future.

RESULTS OF OPERATIONS

     ColourPass merged with the Company, on March 18, 1997. The merger has been accounted for as a pooling of interest, and accordingly, the financial results presented have been restated to include ColourPass.

     The following table sets forth certain consolidated statements of operations data as a percentage of net revenues for the periods indicated.


                                                         Three Months Ended                  Nine Months Ended
                                                           September 30,                        September 30,
                                                ----------------------------            ---------------------------
                                                     1997            1996                  1997              1996
                                                -----------      -----------            -----------     -----------
Net revenues                                          100.0%           100.0%                 100.0%          100.0%
Cost of revenues                                       75.9             59.0                   78.5            60.1
Gross profit                                           24.1             41.0                   21.5            39.9
                                                -----------      -----------            -----------     -----------
Operating expenses:
 Research and development                              11.9              9.9                   12.0            10.9
 Sales and marketing                                   19.9             17.0                   20.2            16.7
 General and administrative                             9.2              5.5                    8.5             5.0
 Merger expenses                                          -                -                    0.4               -
                                                -----------      -----------            -----------     -----------
Total operating expenses                               41.0             32.4                   41.1            32.6
                                                -----------      -----------            -----------     -----------
Operating (loss) income                               (16.9)             8.6                  (19.6)            7.3
Other income, net                                       0.7              1.0                    1.1             0.4
                                                -----------      -----------            -----------     -----------
(Loss) income before provision for income             (16.2)             9.6                  (18.5)            7.7
 taxes
Provision for income taxes                              0.3              1.1                    0.4             0.9
                                                -----------      -----------            -----------     -----------
Net (loss) income                                     (16.5)             8.5                  (18.9)            6.8
                                                ===========      ===========            ===========     ===========

     Net Revenues. Net revenues for the three and nine months ended September 30, 1997 were $12.8 million and $35.5 million, respectively, an increase of 16.7% and 16.5%, respectively, over the comparable periods of fiscal 1996. The increase is primarily attributable to growth in sales of consumables as the Company continues to expand its family of inks and papers for the newer PiezoPrint(TM) 5000 printer. Sales of printer systems, specifically the PiezoPrint(TM) 1000 and PiezoPrint(TM) 5000 products, also contributed to the increase in revenue.

     Future revenue growth will depend on a number of factors, including the Company's ability to develop, manufacture, market and sell innovative and reliable new products, customer satisfaction, market growth, competitive developments, product mix, vendor performance and the Company's ability to manage growth, if any.

     International sales, which include export sales and direct sales of the Company's German, United Kingdom and French operations, were $7.0 million and $20.0 million for the three and nine months ended September 30, 1997, respectively. These sales represented 55.1% and 56.3% of net revenue for the three and nine months ended September 30, 1997. While international customer acceptance of the Company's printer systems continues to grow, the Company's German and United Kingdom subsidiaries experienced a reduction in sales of software and printer systems during the quarter which contributed to the decrease in international sales as a percentage of net revenues. The Company believes that the quarter's percentage decline in international sales is temporary and anticipates that international sales will return to historical percentages. Sales made by the Company's German, United Kingdom and French subsidiaries are denominated in local currencies. The Company is subject to transaction exposure that arises from foreign exchange movements between the dates foreign currency sales are recorded and the dates cash is received in the foreign currency. To date, the Company has not found it appropriate to hedge the risks of foreign sales subject to fluctuations in exchange rates. All international sales made by the Company's domestic operations are denominated in United States Dollars and are not subject to foreign exchange movements.

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

     Gross Profit. The Company's gross profit for the three and nine months ended September 30, 1997 was $3.1 million and $7.7 million, respectively, a decrease of 31.4% and 37.1%, respectively, over the comparable periods of fiscal 1996. The decrease in gross profit for the three and nine months ended September 30, 1997 was primarily the result of increased excess and obsolete inventory reserves following a revision on the Company's estimate of future printer sales. Gross profit represented 24.1% and 41.0% of net revenues for the three months ended September 30, 1997 and 1996, respectively. For the nine months ended September 30, 1997 and 1996, respectively, gross profit represented 21.5% and 39.9% of net revenues.

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

     General and Administrative. General and administrative expenses for the three months ended September 30, 1997 were $1.2 million, an increase of 96.5% in comparison to the three months ended September 30, 1996. General and administrative expenses for the nine months ended September 30, 1997 were $3.0 million, an increase of 98.7% in comparison to the nine months ended September 30, 1996. The increase reflected the increased cost of operating as a public company and an increase in staffing and related benefits. The Company believes that its general and administrative expenses will increase as the Company continues to build its infrastructure.

     Merger Expenses. On March 18, 1997, the Company completed a merger with ColourPass, a business in the United Kingdom. Approximately $139,000 of expense was incurred in connection with this transaction.

     On September 30, 1997, Raster Graphics acquired Datagraph, a French-based distributor of large-format digital imaging systems. In exchange for the outstanding stock of Datagraph, the Company agreed to pay approximately $1,100,000 in a series of payments through September 30, 1998. The acquisition was accounted for as a purchase. Including acquisition costs, the transaction resulted in an intangible asset of $1,211,000, which following a revision of the Company's sales forecasts was written off during the fourth quarter. The operating results of Datagraph prior to the acquisition are not material in relation to the Company.

     Provision for Income Taxes. The Company's effective tax rate on the consolidated pretax loss for the three and nine month periods ended September 30, 1997 is (2%), compared to an effective rate of 12% on consolidated pretax income for the three and nine month periods ended September 30, 1996, respectively. The tax provision for the three and nine month ended September 30, 1997 results from taxes on foreign jurisdiction despite an overall loss. The effective tax rates for the three and nine months ended September 1996 differs from the statutory rate primarily due to the tax benefit of utilizing net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed its operations primarily through its initial public offering of common stock, private sales of preferred stock and common stock, issuance of convertible debt, bank loans, equipment lease financing and private loans. At September 30, 1997, the Company had $8.2 million of cash, cash equivalents and short-term investments, a decrease of $7.9 million from the December 31, 1996 balance of $16.1 million. The Company also had available a $5.0 million bank line of credit that is secured by the tangible assets of the Company. The credit facility expired on December 14, 1997, and management currently expects to renew the facility under similar terms and conditions. At September 30, 1997, $2.0 million was outstanding under the bank line of credit. The Company also has available a $4.1 million bank line of credit agreement that expires on December 31, 1998, which is secured by the assets of the Company. At December 31, 1997, there were no borrowings outstanding under the bank line of credit.

     Net cash used in operating activities during the first nine months of fiscal 1997 was $7.5 million due primarily to increases in accounts receivable of $2.4 million and inventory of $1.2 million. The increase in accounts receivable reflects increased sales levels and payment terms granted under distributor programs designed to stimulate sales of the recently introduced PiezoPrint(TM) 5000. Inventory levels increased due to several reasons, including an increase of demonstration equipment to support an increased number of tradeshows, an increase in consumables related to the introduction of media products for the PiezoPrint(TM) 5000, and an increase in finished goods due to lower than anticipated printer system revenues.

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

     On June 25, 1997, the Company loaned $90,000 to Dennis Mahoney, Vice President and Chief Financial Officer of the Company. The loan is secured by shares of the Company's stock and a second deed of trust. Principal and accrued interest, at the rate of 6.8% per annum, is due and payable to the Company upon the termination of Mr. Mahoney's consulting relationship with the Company. Effective October 20, 1997, Mr. Mahoney left his position as Vice President and Chief Financial Officer of the Company to pursue other interests. The loan was repaid to the Company in February 1998.

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

     From August 8, 1996 to September 30, 1997, the Company incurred the following expenses in connection with the offering:

     Underwriting discounts and commissions                      $1,932,000
     Other expenses                                                 784,000
                                                                 ----------
          Total Expenses                                         $2,716,000

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

               (a) Exhibits:  See exhibit index on page 18

               (b)  Reports on Form 8-K:  None

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       RASTER GRAPHICS, INC.


                                       By: /s/ Rak Kumar
                                           -------------------------------
                                           Rak Kumar
                                           President and CEO

Date:  October 2, 1998

                                 EXHIBIT INDEX
                                 -------------

             EXHIBIT
             -------

               27.1         Financial Data Statement