Form 10-K405
period 1997-12-31
RASTER GRAPHICS INC
filed 1998-10-07
CIK 753081

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997, OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM             TO            .

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

                               ----------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                     NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                        COMMON STOCK, $0.001 PAR VALUE

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]*

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2,507,664.38 as of September 1, 1998, based upon the closing sale price on the over-the-counter "Pink Sheets" of the National Quotation Bureau, LLC reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  9,599,525 shares of the registrant's Common Stock were issued and outstanding as of September 1, 1998.
--------
* Registrant has not filed its Quarterly Report on Form 10Q for the quarters ended March 31, 1998 and June 30, 1998

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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

  On February 26, 1998 the Company announced its financial results for the year ended December 31, 1997. The Company reported revenue of $54.7 million, gross profit of $19.5 million, operating expenses of $20.6 million and a net loss of $1.2 million for fiscal 1997. On April 1, 1998 the Company announced that it would revise its 1997 financial results.

  In March 1998, after consultation with its independent accountants, the Board of Directors of the Company performed a review of the Company's accounting and business practices. By mid-April the Board of Directors became aware of pervasive errors and irregularities that ultimately affect the dollar amount and timing of reported revenues in 1997. The Board of Directors instructed that an analysis be conducted on these matters.

  The irregularities took numerous forms and were primarily the result of a lack of compliance with the Company's procedures and controls. The Company has concluded that the earnings process for a significant number of printer sales were not complete at the time of shipment. Further, the Company has determined that arrangements with a number of resellers resulted in significant concessions or allowances that were not accounted for when the revenue was originally reported as earned.

  In addition, the Company has determined that its allowances for doubtful accounts receivable balances and excess and obsolete inventory, and the realizable value of inventory and the goodwill recorded on the acquisition of Datagraph have been incorrectly estimated.

  As a result, for the year ended December 31, 1997, the Company reversed recorded revenues of $5.8 million, recorded additional cost of revenue of $7.6 million, and additional operating expenses of $4.6 million. In addition, the Company has restated its previously reported results for each interim period in the nine months ended September 30, 1997.

  The Company has also restated the net assets purchased on the acquisition of Datagraph, a distributor of large format digital printer (LFDP) systems in France. The original figures were based on an estimate, which has since been revised to reflect actual values. In particular, an intangible asset of $1,420,000 was initially recorded and was revised to $1,211,000. This intangible asset was written off in the fourth quarter of 1997 following a revision to the Company's sales forecasts. In addition, based on recent developments, it is likely that Datagraph will commence bankruptcy proceedings in the near term and cease operations.

  The Company's policy for recognizing revenue is as follows:

    Revenue from product sales is recognized upon the later of shipment, acceptance of the product by the customer, or when payment from the customer is assured. In particular, where the Company has made arrangements with customers, such as resellers, that have resulted in contingencies or allowances after the product has shipped, revenue is recognized once the contingency has been removed and cash collection is assured.

    Further, where a customer has obtained financing through a third party broker, revenue is not recognized until the finance agreement is in place and the product has been accepted by the customer.

    Revenue under maintenance contracts is recognized ratably over the term of the related contract, generally twelve months.

  The Company has entered into an Agreement and Plan of Merger with Gretag Imaging Group, Inc. ("Gretag") for the acquisition of the Company for approximately $1.30 per share (the "Merger"). The Company has also entered into a Loan and Pledge Agreement and Asset and Subsidiary Stock Option Agreement and certain of its stockholders have entered into a Stockholders Agreement with Gretag. Pursuant to the Loan and Pledge Agreement, Gretag is providing the Company a loan facility secured by 100% of the issued stock of Onyx, a wholly owned subsidiary of the Company. The Company may draw down amounts together with accrued interest of up to $5,000,000. The first installment of $500,000 was received by the Company on September 23, 1998. In addition, Gretag has the option to purchase up to $5,000,000 of the Company's Common Stock in exchange for forgiving the loan and paying the balance in cash. Pursuant to the Asset and Subsidiary Stock Option Agreement, (i) if the Agreement and Plan of Merger is terminated, Gretag has the option to acquire Onyx for $5,000,000 less the amount drawn down under the loan facility, or
(ii) if the Company's stockholders do not vote in favor of the Merger, if the Company accepts a superior offer to sell the Company or upon certain other events, Gretag has the option to acquire the Company's inkjet technology for $6,000,000 less the amount drawn down under the loan facility. Pursuant to the terms of the Stockholders Agreement, stockholders of the Company holding approximately 20% of the Company's outstanding Common Stock have agreed to vote in favor of the Merger and against any other proposal to acquire the Company. The Merger and the Agreement and Plan of Merger requires stockholder approval and consummation of the Merger is conditioned upon settlement of the class action lawsuits against the Company. (See Notes to the Consolidated Financial Statements for a description of amounts payable on a change in control.)

PENDING LITIGATION

  Commencing in March 1998 several class action lawsuits have been filed in both state and federal courts purported by on behalf of stockholders who purchased the Company's stock during various periods in 1997 through early 1998. The complaints name as defendants the Company and its Chairman, Chief Executive Officer and President, and certain other officers and directors. The complaints allege, among other things, violation of federal securities laws and that defendants made false and misleading statements in press releases, SEC filings and/or other public statements and seek unspecified damages. The litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

  The LFDP market consists of color print jobs with run lengths typically ranging from one to 200 copies, and output sizes of 20-inches by 30-inches or larger. Applications include Point of Purchase (POP) signs, trade show exhibit graphics, displays, transit advertising, fleet graphics, banners, billboards, courtroom graphics, backlit signage, posters and sports and corporate events. The primary users of Raster Graphics' printing systems are color photo labs, reprographic houses, graphic arts service bureaus, exhibit builders, digital color printers, screen printers and in-house print shops.

INDUSTRY BACKGROUND

 Graphics Market Size and Trends

  The overall graphics market, consisting of offset, screen, photographic and digital printing, is a large and mature market. According to U.S. Commerce Daily, in 1995, the graphics market in the United States had sales of $160 billion with an estimated growth rate of 8% per year. However, according to the May 1997 Wide Format Digital Color Printing report by IT Strategies, a printing industry market research firm (IT Strategies), the production segment of the LFDP market is projected to grow more rapidly from estimated annual sales of approximately $1.4 billion in 1997 to approximately $3.7 billion in 2000.

  The anticipated growth of the LFDP market is being driven by a variety of factors, including:

  . Customization. The ability to vary content electronically on a print-by-print basis enables companies to create highly-focused marketing campaigns customized to market segment characteristics, such as nuances in language, culture and geographic location.

  . Demand for Color. The use of color in graphics design has become pervasive as digital technology has made full color printing as accessible as black and white printing. End users strongly prefer to use full color in all forms of communications and advertising because of its positive impact on awareness and retention.

  . Available Technology. Advances in high speed, large format digital printing technology enable cost effective, high quality, on-demand color print jobs in run-lengths from one to 200 copies.

  . Desktop Publishing. Innovations in desktop publishing have provided graphics design capabilities to thousands of users through the use of widely available software packages such as Adobe Illustrator, Aldus PageMaker and QuarkXPress which have revolutionized desktop graphics design. This digital desktop publishing technology enables users to create new designs easily and quickly and print them directly using LFDP systems.

  . Market Expansion. The installed base of thousands of low-cost, color inkjet printers is helping to fuel the growth of many new applications such as corporate presentations, Point of Purchase ("POP") displays and exhibit graphics. As end users become accustomed to color graphics and demand higher performance capabilities including speed, graphics size and outdoor applications, the demand for LFDP should expand.

  . Efficiency of Large Format Print Advertising. The Traffic Audit Bureau for Media Measurement, Inc., estimates in its Planning for Out of Home Media Report that large format print advertising is six-to-nine times more cost effective than newspaper and television advertising. As a result, Outdoor Services, Inc., a marketing research company, estimates that large format print advertising is one of the fastest growing advertising media, rising from sales of $260 million in 1970 to $3.5 billion in 1995. LFDP technology enables adoption of this cost-effective medium by a new class of regional users desiring a smaller number of prints.

TRADITIONAL PRINTING METHODS

  Prior to the availability of LFDP technology, graphic printing methods were limited to the following three categories:

  . Photographic Enlargement. The photographic enlargement process involves imaging a digital file on a film recorder and using an enlarger to expose large photographic paper or backlit film. While this method provides a cost-effective solution for a small number of prints, it requires extensive chemical-based processing, which requires special handling. Furthermore, the image quality for line art, such as text, can lose its sharpness as the image is enlarged. Also, the photographic process is primarily suited for indoor applications.

  . Screen Printing. In the screen print process, an image is first created on four sets of film-one for each of the four process colors, representing Cyan, Magenta, Yellow and Key (black) ("CMYK"). These films are then exposed onto four screens to produce masks for each color. Ink pigments are applied through these masks by a squeegee to produce the final graphics. While screen print quality is acceptable for most distance-viewed applications, this multi-step process is expensive and time-consuming, making it uneconomical for runs shorter than 50 to 100 copies.

  . Offset Printing. Offset printing requires the creation of four films which are then used to make printing plates. The plates are physically mounted on a press, ink is applied to the plates, and the image is then transferred by an intermediary blanket onto the final paper. In addition to film and plate-making, offset printing also requires extensive press setup. Offset printing is an expensive, time-consuming process and is uneconomical for runs shorter than 1,000 copies. However, offset printing offers the highest quality graphics and lowest cost per copy for runs over 1,000 copies.

  Because of the multi-step process and high set-up costs, each of these traditional printing technologies is only cost-effective within certain ranges of run lengths.

PRINTING METHODS' CAPABILITIES

 Digital Printing

  Digital printing fulfills the unmet demand of short-run users, as it does not require expensive chemicals, films, screens, masks or set-up processes. Furthermore, this technology allows graphics to be printed directly from a variety of desktop publishing programs.

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

                                            HIGH IMAGE  ON-   SHORT   OUTDOOR
      METHOD                                 QUALITY*  DEMAND RUNS  APPLICATIONS
      ------                                ---------- ------ ----- ------------
      LFDP.................................      X        X      X        X
      Photograph...........................      X        X      X
      Screen...............................                      X        X
      Offset...............................      X                        X

--------
* Determination of image quality is subjective, involving individual taste and perception. The above chart indicates the Company's estimates of generally-accepted industry perceptions of image quality.

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

  High Performance. With a production printing speed of 600 to 1,000 square feet per hour, the DCS printing systems can produce 50 to 60 full-color, 36-by 48-inch posters in one hour, which the Company believes is significantly faster than printers in a comparable price class. Runs of up to 200 prints can be easily produced in a single shift. The PiezoPrint 5000, one of the fastest large-format continuous-feed inkjet printer available, can print 340 square feet per hour in draft mode, 180 square feet per hour in standard mode and 90 square feet per hour in enhanced mode. Its printing technology employs three printheads per color for a total of 384 nozzles per color, which gives it the ability to print at production speeds. In standard mode, using the PiezoPrint 5000, a user can print 120 (3-foot by 4-foot) posters in one 8-hour shift. The PiezoPrint 1000 prints at up to 17 square feet per hour.

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

  High Print Quality and Flexibility. RGI's printing systems offer adjustable printing modes allowing utilization of the same system for different levels of image quality to meet the needs of both close-up graphics and distance-viewed graphics.

  Raster Graphics has received eight highly acclaimed industry awards for its contribution to digital printing technology. Most recently, the Company's PiezoPrint 5000 received the Digital Printing and Imaging Association's "1997 Product of the Year" award, a Seybold Seminars 1997 "Hot Pick" award, and Digital Graphics Magazine 1997 "Trailblazer" award. In addition, the Company's DCS 5400 product received the Digital Printing and Imaging Association's 1994 Product of the Year award; was named among the Top 10 New Repro Products for 1994 by Modern Reprographics; was designated a Hot Product for 1994 by Electronic Publishing; received a 1994 Editor's Choice Award from Computer Graphics World; and was honored with the 1994 Industry Excellence Award by IEEE Computer Graphics and Applications.

STRATEGY

  Raster Graphics' objective is to become a market leader in providing digital printing systems and related consumables and services for the on-demand production LFDP market. The Company's strategy for growth includes the following:

  Provide System Solutions. In 1995, the Company acquired Onyx, a leader in image processing software, enabling the Company to develop highly integrated systems solutions for its customers. Raster Graphics plans to continue developing additional products and services to provide complete integrated solutions to its customers. The Company believes that customers prefer an integrated solution since most customers lack the expertise or time to source and integrate individual and potentially incompatible components from multiple suppliers.

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

  Raster Graphics, in its DCS 5442 printer, offers the following innovative features to satisfy the requirements of the LFDP market:

  . High Performance Using Non-Multiplexed Writing. Raster Graphics' patented, non-multiplexed printhead, the Silicon Imaging Bar, simultaneously images across the full 54-inch width of paper allowing DCS printers to operate at much higher speeds than traditional multiplexed printers. In multiplexed electrostatic printing, a segmented printhead images across the width of the paper one segment at a time.

  . Five Color Capability. The DCS 5442 printer utilizes a unique five color process that allows printing spot colors or applying varnish. Spot colors enable the printing of precise corporate identity colors (e.g. Coca-Cola red or Kodak yellow), accent metallic colors or neon colors. Varnish enables the application of a protective finish coat. Traditional four-color printing processes using only CMYK cannot offer these capabilities.

  . Dual Resolution Printing Mode. The DCS 5442 is capable of printing images in 200 x 200 dpi mode or 200 x 400 dpi mode without any special printer setup. Images are processed faster in 200 x 200 dpi mode, while 200 x 400 dpi mode provides better image definition. A user can select the appropriate mode to match the application needs. Currently, comparable electrostatic printers do not offer this dual resolution printing mode.

  . Seamless Integration with System Software. The DCS 5442 permits real time interaction between the printers and the image processing server to manage job attributes (e.g. type of media on which to print, type of ink, rush vs. normal priority, number of inking passes per color, etc.), and keep the operator informed of the job and print engine status. Traditionally, printers and image processing software have been developed independently with limited communication capabilities. As a result, operators have been forced to manually track job attributes, requiring additional time and causing workflow inefficiencies.

  It is the Company's intent to continue actively marketing and selling the DCS 5442 printer.

  Raster Graphics PiezoPrint Product Family. Raster Graphics markets a line of digital color inkjet printers, supplies and accessories which are targeted at the production-oriented digital printing environment. Both the PiezoPrint 1000 and PiezoPrint 5000 printers offer several significant features:

  . Piezo Printhead Technology. The Piezo printhead technology differs from conventional thermal inkjet technology in that heat is not used to produce the bubble which propels the drop of ink needed for printing. PiezoPrint printheads utilize piezoelectric crystal technology which produces ink droplets by force. The piezoelectric crystal changes shape when electrically stimulated, squeezing a droplet out of the nozzle to form a pixel.

  . UV-Stable Pigmented Ink. The Piezo family of printers can utilize UV-stable pigmented ink to produce prints which are sufficiently durable and light resistant to be used outdoors.

  . PosterShop Color Production Software. PosterShop color production software is integrated in all PiezoPrint printers and provides users a flexible and easy-to-use interface.

 Raster Graphics PiezoPrint 1000 Inkjet Printing System. In December 1996, the Company introduced the PiezoPrint 1000, a more affordable inkjet printer targeted at the entry level market. In addition to its lower price point, the PiezoPrint 1000 also offers significant performance features:

  . Easy Setup and Initial Operation. The PiezoPrint 1000 and the accompanying PosterShop Pro software are designed so that a typical user can install the complete system and begin production printing in less than one hour.

  . Media Versatility. Users can select from a variety of media including bond paper, photo-gloss, opaque and backlit film, banner tyvik, canvas and adhesive-backed vinyl, for both indoor and outdoor applications. Such media can be up to 52 inches in width, thereby providing a full 50 inches of printable area. When using the optional take-up feeder, the available print length of the PiezoPrint 1000 is limited only by the length of the media.

  . High Resolution. The PiezoPrint 1000 is capable of printing at resolutions of up to 720 dpi.

  It is the Company's intent to discontinue actively marketing and selling the PiezoPrint 1000 in 1998 when existing inventory has been exhausted. The Company has no current plans to replace the PiezoPrint 1000 with another entry level printer. The Company intends to provide service and consumables to existing PiezoPrint 1000 customers through a third party service provider.

  Raster Graphics PiezoPrint 5000 Inkjet Printing System. In March, 1997, the PiezoPrint 5000 joined the Raster Graphics family of production-oriented large-format digital printing systems. Fitting comfortably in the mid-range of price/performance between the affordable PiezoPrint 1000 inkjet printer and the high-volume Digital ColorStation 5442 electrostatic digital press, the PiezoPrint 5000 is a complete production system for the professional print provider. The PiezoPrint 5000 offers the following features:

  . Inking System. Ink reservoirs hold 32 ounces of UV-resistant pigment-based colors.

  . Diagnostics. Productive workflow is ensured by the printer's built-in
   PiezoRx technology, which, after a misfiring nozzle is identified by the operator, automatically allows the user to compensate for it by directing other nozzles to fire.

  . Media. Several media are available for the PiezoPrint 5000, including high-quality bond paper for indoor applications, moisture-resistant bond for outdoor applications, adhesive and banner vinyls, and backlit film. Additional media will be added as they are qualified.

  . Color Consistency. Piezo printing technology generally provides greater reliability of color consistency because it is not susceptible to the heat buildup common in thermal inkjet technology which can cause perceptible color shifts. In addition, Piezo printheads are designed to last longer than thermal heads and to provide increased printer reliability, which translates into greater uptime.

  . Six Color Capability. In addition to the standard four-color cyan, magenta, yellow and black (CMYK), the PiezoPrint 5000 is capable of an expanded color gamut by using fifth and sixth ink stations.

  The Company and its customers have experienced operational issues with the PiezoPrint 5000. The Company received printheads from its sole-source supplier which displayed quality problems after shipment of the printer to customer sites. During 1997, it was necessary for the Company to correct the problems by replacement of faulty printheads as a field upgrade as well as returning printers to Raster Graphics for a factory upgrade. The Company believes that the upgrade of faulty printheads will continue into 1998.

  In addition, during the development of consumables for the PiezoPrint 5000, the Company found that oil-based inks used in this printer had certain limitations which did not allow the Company to develop a photogloss media which was compatible with the printer. This lack of a photogloss media limited the market acceptance of the printer.

  Print System Software. The Company's PosterShop printer system software, based on client/server architecture, is designed to facilitate the workflow in a graphics production shop. A typical environment consists of multiple PosterShop clients connected to a PC server. The PosterShop software allows clients to prepare printing jobs and send them to the server. The server manages the job queues, performs the raster image processing ("RIP") function and communicates with the printer(s) and clients. Clients can also remotely access job and printer status from the server. In addition, the DCS system software can concurrently process and print, thereby maximizing throughput.

  PosterShop software, developed by the Company's wholly-owned subsidiary Onyx, provides a complete set of tools for producing large-format color graphics in a wide variety of printers. PosterShop, which is Onyx's second generation image processing software, includes the following tools:

  . Preview and Size. Preview and sizing module displays the image on the screen, rendered with the same software that is used to create the final print. This "What You See is What You Get" ("WYSIWYG") display also provides an easy drag-and-drop cropping box to select the size and area to be printed. The image can be enlarged to any size up to 50 feet by 50 feet.

  . Tiling. Tiling enables PosterShop to automatically create panels or tiles when an image will not fit on a single page. These tiles are displayed on the screen with easy drag-and-drop lines so the user can easily edit them. The user can also specify an overlap so that the image is duplicated along the adjoining edges.

  . Color Correction. Using several sliders, the color correction tool is used to control the image appearance. These sliders are highlights, midtones, shadows, contrast, brightness and saturation. These adjustments are displayed both on screen and on the printout. This color tool also has more advanced features for sophisticated users, such as set white, set black, histograms, CMYK curves, sample point and others. Up to four views of the image can be displayed at the same time.

  . Color Calibration. Color calibration is used to provide device-independent color when changing media, ink or dot pattern. Calibration reads a color swatch using a densitometer to create color tables associated with each media resolution and dot pattern.

  . PostScript RIP and Font Manager. PosterShop features a full PostScript level 2 RIP. This RIP converts the PostScript graphics files to binary data formats specific to each printer. The RIP function utilizes a number of specialized dot patterns including Fixed Dot Random Placement (FDRP), a patented Onyx dot pattern. A font manager is included to add special fonts to the RIP.

  Inkjet Image Processing Software. In addition to the PosterShop software sold with RGI's printing systems, the Company offers specialized versions of PosterShop to other inkjet printer manufacturers and distributors under the Onyx brand name.

 Consumables

  Color printing requires the consumption of significant quantities of inks and papers. Raster Graphics' product offerings include a range of consumables, such as specialized process color inks, spot color inks and varnish, vinyls, films, indoor and outdoor papers and laminates.

  The specialized toners and inks, concentrates and varnish are created specifically for the DCS and PiezoPrint products to optimize image quality and printer performance. The Company currently offers over 200 different configurations of toner and ink, concentrate and varnish products. Toner, ink and concentrate consumption varies depending upon both the content and number of rolls printed. A graphic with a primarily white background will require much less ink than a graphic with high image content.

  Raster Graphics markets 30 different types of specially coated medias for use in its electrostatic and inkjet printer products, some of which are offered in various widths to meet market applications requirements. The Company also continues to supply paper and ink products for its discontinued printer products.

  In addition, during the development of consumables for the PiezoPrint 5000, the Company found that oil-based inks used in this printer had certain limitations which did not allow the Company to develop a photogloss media which was compatible with the printer. This lack of a photogloss media limited the market acceptance of the printer.

 Services

  The Company devotes significant resources in striving for excellence in customer service. Service response and repair data is recorded and tracked via an on-line customer dispatch system Raster Graphics has also developed a state-of-the-art maintenance manual for its printers that resides on a laptop computer and is interactive with the printer. Using the laptop computer, the field engineer or trained distributor can diagnose and test the various components of the printer.

  In the United States, Raster Graphics provides installation and 90-day on-site warranty support for the DCS 5442 and PiezoPrint 5000, and a one year parts warranty for the PiezoPrint 1000. After the initial warranty period, the Company offers service maintenance contracts to its installed base of customers. The Company's service organization consists of technical support personnel, technical trainers, field service technicians, a customer call dispatch center and inventory and logistics support. The field service technicians are located in 13 key locations across the United States. Internationally, Raster Graphics provides 90-day (12 months for printhead) return-to-factory parts warranty. Maintenance service is provided by authorized dealers and distributors.

  Raster Graphics provides classroom and on-site training for all products sold domestically. All of the Company's training programs are listed in the Company product/price book. The Company also trains its international dealers and distributors at the Raster Graphics training center in San Jose, California.

MARKETS

  The Company's current printing systems are targeted for the high performance production electrostatic and inkjet segment of the on-demand large format digital printing market. According to IT Strategies, in June, 1998, the potential professional channels which produce and supply wide format digital printing to business customers on a print-for-pay basis are:

                                                                     ESTIMATED
                                                                     NUMBER OF
      MARKET SEGMENT                                                   SITES
      --------------                                               -------------
      Quick Printers..............................................   3,000-7,000
      Sign Shops..................................................   2,000-4,000
      Screen Printers.............................................  6,640-10,240
      Color Photo Labs............................................     975-1,040
      Exhibit Builders............................................         1,600
      Digital Color Print Shops...................................         2,500
      Graphic Arts Service Bureaus................................   2,160-2,880
                                                                   -------------
        Total..................................................... 14,775-29,260

  IT Strategies estimates the worldwide annual sales of professional large format color printers (professional inkjet and electrostatic) were 21,140 units or $308 million in 1997 and are projected to grow to 48,079 units or

$290 million in 2002. In addition, sales of consumables (inks, varnish, papers, vinyls, and other substrates) were $287 million in 1997 and are projected to grow to $5.3 billion in 2002. IT Strategies estimates the retail valuation of print output in 1997 was $11.4 billion, and is projected to grow to $18.5 billion in 2002.

  The major markets and applications for LFDP are as follows:

    --POP Displays                     --Museums/Galleries
    --Vinyl and Cloth Banners          --Presentations/Seminars
    --Corporate Identity Graphics      --Backlit and Reflective Posters
    --Mall Graphics                    --Courtroom Graphics
    --Exhibit/Trade Show Graphics      --Seasonal/Travel Promotions
    --Billboards                       --Advertising/Merchandising Tie-
    --Sports/Concert/Event Graphics    ins
                                       --Custom Commercial Wallpaper

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

  In the United States, Raster Graphics has traditionally employed a direct sales force. These individuals sold DCS and PiezoPrint printing systems to end user customers such as commercial photo labs, reprographics service bureaus, exhibit builders, screen printers, digital printing centers, pre-press trade shops and in-plant printers. This sales force also assisted OEMs and VARs, such as 3M and Cactus, in reselling printers when the image processing software system is supplied by such OEMs or VARs. 3M markets the Company's printers under the 3M ScotchPrint system brand name and differentiates its offerings by providing specialized, premium-priced long-durability consumables.

  More recently, the Company has changed its sales strategy to increased focus on the indirect sales channel and has begun to recruit a select number of dealers and distributors to market its inkjet products in the United States.

  Internationally, the Company sells and supports its products through the direct sales efforts of its European subsidiaries and through non-exclusive agreements with a number of distributors. In 1995, the Company formed a wholly-owned subsidiary in Germany to support the existing German distributors. As of August 1996, this subsidiary began to directly sell DCS printing systems, DCS printers and consumables to the Company's German customers. In March 1997, the Company merged with ColourPass Technologies, a leading distributor of printing systems for the LFDP market in the United Kingdom. In September 1997, the Company acquired Datagraph, a distributor in France of LFDP systems. In addition, based on recent developments, it is likely that Datagraph will commence bankruptcy proceedings in the near term and cease operations.

  In addition to marketing its products in the United States and Europe, Raster Graphics also sells its products in a number of other countries through distributors and VARs. Raster Graphics also sells stand-alone printer products to international OEMs and systems integrators/VARs. These customers integrate these printers with an image processing system.

  In addition, the Company distributes specialized versions of the PosterShop image processing software to inkjet printer manufacturers and distributors under the Onyx brand name. Some of the key distributors of these versions of PosterShop include Ahearn & Soper and Casey Johnson. The Company employs a dedicated sales force located in Salt Lake City, Utah to work with these inkjet customers.

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

 Uncertainty Regarding Asian and Latin American Markets

  A significant number of the Company's customers and suppliers are based in Asia and Latin America. The financial instability in these regions has and may have an adverse impact on the financial position of customers and suppliers in the region, which could impact the Company's future revenues and operations, including the ability of customers to pay the Company. As a result of experiencing collection problems from its Asian and Latin American customers in 1997 as the Company did not require letters of credit, the Company is planning to require sales to these regions to be secured by letters of credit or transacted on a prepaid wire transfer basis. Should the current volatility in Asia and Latin America continue, either the Company or the Company's customers may be unable to sell its products in the region. The inability to generate revenue in this region, or the inability to collect amounts due, could have a material adverse impact on the Company's business, financial condition and results of operations.

INTELLECTUAL PROPERTY

  As of December 31, 1997, the Company has seven pending patent applications and has been awarded nine United States patents covering technical features and fabrication methods used in Raster Graphics' printers and color rendering techniques used by its image processing software. The expiration dates of these patents range from 2006 to 2010. Topics covered in these patents include methods for fabricating electrostatic writing heads, paper positioning and stabilizing systems, and devices for applying digital ink on paper. The Company currently holds no foreign patents. The Company expects to continue to seek patents on innovations related to its products under development. There can be no assurance that the Company will be successful in obtaining necessary patents, that the Company's patent applications will result in the issuance of patents, that the Company will develop additional proprietary technology that is patentable, that any issued patents will provide the Company with any competitive advantages or will withstand challenges by third parties or that patents of others will not have an adverse effect on the Company. In addition to patents, the Company believes its competitive position is dependent on its unpatented industrial know-how, its copyrighted software, and the timing of the introduction of product innovations in advance of potential future competitors.

  There can be no assurance that others will not independently develop similar products, duplicate the Company's products or design products that circumvent any patents used by the Company. No assurance can be given that the Company's processes or products will not infringe patents or proprietary rights of others or that any licenses required under any such patents or proprietary rights would be made available on terms acceptable to the Company, if at all. If the Company does not obtain such licenses, it could encounter delays in product introductions while it attempts to change the design of the product, or it could find that the development, manufacture or sale of products requiring such licenses could be enjoined. In addition, the Company could incur substantial costs in defending itself in suits brought against the Company on such patents or in bringing suits to protect the Company's patents against infringement. The Company's business could be adversely affected by these actions.

MANUFACTURING

  Raster Graphics' in-house manufacturing is performed in San Jose, California. This operation consists primarily of writing head manufacturing, electro-mechanical assembly and printer and system testing. The Company's printhead assembly process for the PiezoPrint 5000 inkjet printer and the patented electrostatic writing head manufacturing process are extremely complex. All other electronic components and assemblies are subcontracted to qualified suppliers. All products are tested prior to shipment to customers. The PosterShop image processing software manufacturing is performed by Onyx in Salt Lake City, Utah. Raster Graphics also contracts with a warehouse and distribution center in Rotterdam, Netherlands to store and distribute consumables for the European markets. Consumables for the United States and the rest of the world are supplied from the Company's San Jose headquarters, a warehouse and distribution facility in Newark, California and a contracted warehouse distribution center in New Jersey.

  Raster Graphics' inventory delivery and control systems include MRP, Just-In-Time and KANBAN systems. The Company focuses on continuous critical process improvement. These programs include early supplier involvement on new products, product qualification testing on new products, a qualified supplier base, in-line statistical defect tracking systems and an outgoing and incoming inspection capability.

  Raster Graphics obtains safety certification for its products with the assistance of Underwriters Laboratories ("UL") and TUV Product Services. This allows Raster Graphics to affix UL and CE mark labels to its equipment. A self-certification process is employed to confirm that Raster Graphics printers conform to the required standards for electromagnetic emissions. Testing is typically carried out under the supervision of CKC Laboratories, who document the results. Raster Graphics then affixes the appropriate FCC, CSA and CE mark labels to the products. The Company also maintains a complete CE mark technical file for each product as required by the European Economic Community.

SUPPLIERS

  The Company maintains strong business relationships with its key suppliers, several of whom have been with the Company since its inception. With the exception of the PiezoPrint 1000, the printhead for the PiezoPrint 5000 and three key components of the Company's line of printers, as well as paper transport belts for its discontinued CAD products, all components have multiple sources. To date, the Company has experienced only minor material problems or delays in dealing with its sole source suppliers, with the exception of the supplier of the printhead for the PiezoPrint 5000. During 1997, the Company received PiezoPrint 5000 printheads from its supplier which displayed quality problems after shipment of the printer to customer sites. The supplier is reviewing its manufacturing process and intends to supply printheads in numbers that will not adversely affect the Company's ability to produce printers. However, in case of loss of any of the suppliers of sole sourced parts, or if additional quality problems are encountered with sole-sourced parts, the Company's ability to deliver its products on a timely basis would be materially adversely affected, and would have a material adverse effect on the Company's business, financial condition and results of operations.

  The inks, concentrates and varnish currently used in RGI's electrostatic printers are specially developed by two suppliers. There is no assurance that these two suppliers will continue to sell to the Company. Also, there is no assurance that a new supplier will not enter the market and provide consumables that compete with the Company's offerings. Papers used in RGI's electrostatic products are developed by additional suppliers. A number of other companies also acquire papers from these suppliers and compete with the Company in the sale of paper to end users.

  The inks used by the Company's PiezoPrint 1000 and PiezoPrint 5000 products are currently sole sourced. The printing media for the PiezoPrint 1000 and the PiezoPrint 5000 are supplied by three suppliers. The Company will continue to develop additional sources for these products. There is no assurance that the suppliers will continue to sell to the Company, nor is there any assurance that a new supplier will not enter the market to provide consumables to compete with the Company's offering.

COMPETITION

  The market for LFDP equipment in general is extremely competitive. The Company believes that the key competitive factors in the LFDP market are speed, print quality, price and the ability to provide complete system solutions, including service. Many of the Company's competitors, including Xerox ColorgrafX Systems, a subsidiary of Xerox Corporation, ("ColorgrafX"), Encad, Inc. ("Encad"), ColorSpan Corporation, the primary operating subsidiary of VirtualFund.com ("ColorSpan") and CalComp Technology, Inc. ("CalComp") are well established, have substantially greater resources than Raster Graphics and offer similar, and in some instances superior, products and services. ColorgrafX, for example, markets several color electrostatic printers priced below the Company's DCS 5442. In addition, ColorSpan offers attractively priced lower performance inkjet printing systems. Encad markets inkjet printers for the LFDP market which offer high image quality at a relatively low price. Calcomp recently introduced their CrystalJet printer, which utilizes piezoelectric-based inkjet technology similar to that of the PiezoPrint 5000. At the high end of the market, 3M Commercial Graphics, a division of Minnesota Mining and Manufacturing Company ("3M"), markets the ScotchPrint 2000 which offers high performance at a premium price. Raster Graphics believes, however, that its complete solutions and services compare favorably against these and other competitors in terms of price and performance.

  In the image processing software market, there are a large number of companies that compete with the Company's PosterShop product, such as Cactus, a division of 3M, Star Technology and VisualEdge. However, with the exception of ColorSpan, Raster Graphics is the only other manufacturer of both the printer and the software. This allows the Company to offer a highly integrated printer and software solution resulting in increased productivity.

  Many of the companies that currently compete with the Company or that may compete with the Company in the future have longer operating histories and significantly greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base, than the Company. As a result, these competitors may be able to respond more quickly and/or effectively to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion, sale and support of their products than the Company. These companies may have the ability to offer superior payment terms. Consequently, the Company expects to continue to experience increased competition, which could result in significant price reductions, loss of market share and lack of acceptance of new products, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to compete against current or future competitors successfully or that competitive pressures faced by the Company will not have a material adverse effect upon its business, financial condition and results of operations.

  In the consumables market, Oce supplies consumables, including inks and papers, to its customers using the Company's printers. In addition, 3M markets a set of special premium-priced, long-durability inks. A number of other companies compete with the Company for the paper business.

EMPLOYEES

  As of December 31, 1997, Raster Graphics had 218 regular employees in the following areas: 52 in manufacturing; 53 in customer support; 30 in research and development; 45 in sales and marketing; and 38 in general and administrative functions. The Company's employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage. The Company believes that its relations with employees are good.

  During the first quarter of 1998, the Company implemented a plan of internal restructuring of its operations. The plan was initiated to reduce operating expenses and improve the Company's financial condition. The plan resulted in a reduction in headcount of approximately 28 and included several officers of the Company. The costs associated with this restructuring totaled approximately $300,000.

EXECUTIVE OFFICERS OF THE COMPANY

  The executive officers of the Company, and their ages as of July 15, 1998, are set forth below:

          NAME                          AGE                   POSITION
          ----                          ---                   --------
     Rakesh Kumar.....................   53 President, Chief Executive Officer and
                                             Chairman of the Board
     Kathy J. Bagby...................   35 Acting Chief Financial Officer
     Marc Willard.....................   32 Executive Vice President, Sales and Marketing

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

  Ms. Bagby came to the Company in 1998 through The Brenner Group LLC, an interim management and financial advisory services firm. From 1992 to 1997, she held successive financial management positions at Red Brick Systems, most recently as the Vice President of Finance and Accounting. Prior to Red Brick Systems, Ms. Bagby held financial positions at Adia Services and Syntex Corp. The Company's consulting agreement with The Brenner Group LLC expires November 13, 1998.

  Mr. Willard joined the Company in 1997 through the acquisition of ColourPass. In April, 1998 Mr. Willard was appointed to Executive Vice President, Sales and Marketing. In January, 1998, Mr. Willard was appointed to the position of Vice President, Applications and Market Development for the Company. From 1989 to 1997, Mr. Willard served as President of ColourPass. Prior to that time, Mr. Willard was a Service Manager with Agfa's Digital Film Service Department.

ITEM 2. PROPERTIES.

  Raster Graphics has leased facilities in six locations. Its main headquarters of approximately 62,000 square feet is located in San Jose, California, of which approximately 31% is used for administration and sales and marketing, approximately 6% is used as a storage facility, and approximately 63% is used for research and development, manufacturing, and assembly. The Company's other facilities are comprised of 33,000 square feet in Newark, California used as a storage and distribution facility, 11,000 square feet in Midvale, Utah, used primarily for administration, sales and marketing and research and development, and 7,600 square feet, 5,700 square feet, and 6,800 square feet in Germany, France and England respectively, used primarily for administration and sales and marketing. The Company believes its facilities are adequate to support its operations through 1998.

ITEM 3. LEGAL PROCEEDINGS.

  Commencing in March 1998 several class action lawsuits were filed in both state and federal courts purportedly on behalf of stockholders who purchased the Company's stock during various periods in 1997 through early 1998. The complaints name as defendants the Company and its Chairman, Chief Executive Officer and President, and certain other officers and directors. The complaints allege, among other things, violation of federal securities laws and that defendants made false and misleading statements in press releases, SEC filings and/or other public statements and seek unspecified damages. The litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company is a party to a number of legal claims arising in the ordinary course of business. The Company believes the ultimate resolution of the claims will not have a material adverse effect on its financial position, results of operation, or cash flow.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matters were submitted to a vote of security holders during the fourth quarter for the fiscal year ended December 31, 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

 Market Information

  The Company's Common Stock has been traded in the over-the-counter market under the Nasdaq symbol RGFX since the Company's initial public offering on August 8, 1996 until April 21, 1998, at which time the Company's Nasdaq symbol was changed to RGFXE due to delinquent filing of Form 10-K for December 31, 1997. On May 21, 1998, the Company's stock was delisted from the Nasdaq National Market due to the Company's failure to meet the filing requirements of the Securities and Exchange Act of 1934. Since May 21, 1998, the Company's Common Stock has been listed under the symbol RGFX on the over-the-counter "Pink Sheets" of the National Quotation Bureau. Prior to the initial public offering, no public market existed for the Company's Common Stock.

  The prices per share reflected in the table represent the range of high and low closing prices in the Nasdaq National Market System for the quarters indicated.

                                                                 HIGH     LOW
                                                                 ----     ---
     1996
       Third quarter ended September 30, 1996................... 11 1/4    8 1/8
       Fourth quarter ended December 31, 1996................... 12 1/2    7 5/8
     1997
       First quarter ended March 31, 1997....................... 11 7/8    6 1/8
       Second quarter ended June 30, 1997.......................  8 1/2    5 1/8
       Third quarter ended September 30, 1997...................  8 3/8    6 5/8
       Fourth quarter ended December 31, 1997...................  8 5/16    4
     1998
       First quarter ended March 31, 1998.......................   5       2 1/4
       Second quarter ended June 30, 1998.......................  2 1/16     1/4

  Historically, the Company has not paid cash dividends on its common stock and there is no plan to pay dividends in the near future.

  The Company had approximately 2,904 stockholders of record as of September 1, 1998.

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

                     SELECTED CONSOLIDATED FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                          DECEMBER 31, DECEMBER 31, DECEMBER 31, DECEMBER 30, DECEMBER 31,
                              1997         1996       1995(2)        1994         1993
                          ------------ ------------ ------------ ------------ ------------
                                        (RESTATED)   (RESTATED)
                                           (5)          (5)
STATEMENTS OF OPERATIONS
 DATA:
Net revenues............    $ 48,928     $42,629      $28,870      $13,235      $14,719
Cost of revenues........      42,754      25,343       18,691        9,704        9,942
                            --------     -------      -------      -------      -------
Gross profit............       6,174      17,286       10,179        3,531        4,777
Operating expenses:
 Research and develop-
  ment..................       5,763       4,516        3,373        2,748        2,179
 Sales, general and ad-
  ministrative..........      13,725       9,189        5,389        3,012        2,492
 Allowance for doubtful
  accounts..............       4,394         403          509           --           --
 Merger related ex-
  penses (1)............         139          --           --           --           --
 Write-off of acquired
  goodwill (2)..........       1,211          --           --           --           --
 Acquired in-process re-
  search and develop-
  ment (3)                        --          --          889           --           --
                            --------     -------      -------      -------      -------
Total operating ex-
 penses.................      25,232      14,108       10,160        5,760        4,671
                            --------     -------      -------      -------      -------
Operating income
 (loss).................     (19,058)      3,178           19       (2,229)         106
Interest income (ex-
 pense), net............         403         309           49          101          (60)
                            --------     -------      -------      -------      -------
Income (loss) before
 provision for income
 taxes                      (18,655)       3,487           68      (2,128)           46
Provision for income
 taxes..................         310         425           82           --            5
                            --------     -------      -------      -------      -------
Net income (loss).......    $(18,965)    $ 3,062      $   (14)     $(2,128)     $    41
                            ========     =======      =======      =======      =======
Net income per share
 (diluted) (4)..........    $  (2.01)    $  0.35      $    --
                            ========     =======      =======
Shares used in per share
 Calculation (diluted)..       9,426       8,642        6,025
                            ========     =======      =======
                          DECEMBER 31, DECEMBER 31, DECEMBER 31, DECEMBER 30, DECEMBER 31,
                              1997         1996         1995         1994         1993
                          ------------ ------------ ------------ ------------ ------------
                                        (RESTATED)   (RESTATED)
                                           (5)          (5)
CONSOLIDATED BALANCE
 SHEETS DATA:
 Cash and short term in-
  vestments.............    $  5,327     $16,063      $ 1,550      $ 1,607      $ 4,148
 Total assets...........      25,558      36,578       13,122        7,912        9,010
 Long-term debt.........         164         178          605          338           --
 Total stockholders' eq-
  uity..................       8,305      26,927        6,794        3,801        5,900

--------
(1) In March 1997 the Company completed a merger with ColourPass and incurred $139,000 of merger related expenses. (See Notes to Consolidated Financial Statements.)
(2) In September 1997 the Company acquired Datagraph and recorded goodwill of $1,211,000; after subsequent review the intangible asset was written off. (See Notes to Consolidated Financial Statements.)
(3) In August 1995, the Company acquired Onyx and incurred a charge of $889,000 for acquired in-process research and development. (See Notes to Consolidated Financial Statements.)
(4) See Notes to Consolidated Financial Statements and Management's Discussion and Analysis.
(5) Restated for the pooling of interests with ColourPass. (See Notes to Consolidated Financial Statements.)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The Company has restated previously issued financial results for each of the quarters in the nine months ending September 30, 1997. The restated financial results primarily reflect revisions to net revenues and related costs, unrecorded liabilities, inventory reserves, the allowance for bad debt and the write-off of the Datagraph Intangible Asset. See Amended Form 10-Q/A.

  On February 26, 1998 the Company announced its financial results for the year ended December 31, 1997. The Company reported revenue of $54.7 million, gross profit of $19.5 million, operating expenses of $20.6 million and a net loss of $1.2 million for fiscal 1997. On April 1, 1998 the Company announced that it would revise its 1997 financial results.

  In March 1998, after consultation with its independent accountants, the Board of Directors of the Company performed a review of the Company's accounting and business practices. By mid-April the Board of Directors became aware of pervasive errors and irregularities that ultimately affect the dollar amount and timing of reported revenues in 1997. The Board of Directors instructed that an analysis be conducted on these matters.

  The irregularities took numerous forms and were primarily the result of a lack of compliance with the Company's procedures and controls. The Company has concluded that the earnings process for a significant number of printer sales were not complete at the time of shipment. Further, the Company has determined that arrangements with a number of resellers resulted in significant concessions or allowances that were not accounted for when the revenue was originally reported as earned.

  In addition, the Company has determined that its allowances for doubtful accounts receivable balances and excess and obsolete inventory, and the realizable value of inventory and the goodwill recorded on the acquisition of Datagraph had been incorrectly estimated.

  As a result, for the year ended December 31, 1997 the Company reversed recorded revenues of $5.8 million, recorded additional cost of revenues of $7.6 million, and additional operating expenses of $4.6 million. In addition, the Company has restated its previously reported results for each interim period in the nine months ended September 30, 1997.

  The Company has also restated the net assets purchased on the acquisition of Datagraph, a distributor of LFDP systems in France. The original figures were based on an estimate, which has since been revised to reflect actual values. In particular, an intangible asset of $1,420,000 was initially recorded and was revised to $1,211,000. This intangible asset was written off in the fourth quarter of 1997 following a revision to the Company's sales forecasts. In addition, based on recent developments, it is likely that Datagraph will commence bankruptcy proceedings in the near term and cease operations.

  The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

OVERVIEW

  Raster Graphics was established in 1987 initially to develop low-cost electrostatic raster printers for the computer-aided design ("CAD") market. Raster Graphics commenced shipments of its first printer, a 22-inch printer, in 1989, followed by a 24-inch printer in 1990 and a 36-inch printer in 1992.

  In 1993, the Company identified the on-demand production large format digital printing ("LFDP") market as a new opportunity to develop a product based on its proprietary high-speed printhead technology. As a result, in 1993 the Company shifted its product focus and began to develop the DCS 5400 specifically for the LFDP market. The Company began shipping the DCS 5400 in July 1994. Since the Company began commercial production of the DCS 5442 in January 1996 as a second generation to the DCS 5400, this line has, substantially replaced the DCS 5400. In December 1996, the Company introduced the PiezoPrint 1000, an inkjet printer manufactured by a third party, that is targeted at the lower priced entry level production market. In March 1997, the Company introduced the PiezoPrint 5000 as a mid-range, price/performance product. It is the Company's intent to discontinue actively marketing and selling the PiezoPrint 1000 in 1998 when existing inventory has been exhausted. The Company has no current plans to replace the PiezoPrint 1000 with another entry level printer. However, the future success of the Company will likely depend on its ability to develop and market new products that offer different levels of performance for the production segment of the LFDP market and upon its ability to get additional financing.

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

  In the United States, Raster Graphics also derives revenues from maintenance contracts of installed systems and printers, including the Company's installed base of 22-inch, 24-inch and 36-inch printers, which it no longer sells. Revenue is also generated from the sale of spare parts.

  Raster Graphics' end user customers, OEMs, VARs, and distributors submit purchase orders that generally require product shipment within two to eight weeks from receipt of order. Accordingly, the Company does not use order backlog as a primary basis for management planning for longer periods. Revenues are not recognized until products have been shipped and all contingencies have been removed.

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

  Raster Graphics' sales and marketing expenses and general and administrative expenses have also increased to support the revenue growth of the Company. The Company's strategy is to distribute its products through a direct sales force, as well as through OEMs, VARs and distributors. Raster Graphics also incurs sales and marketing expenses in connection with product promotional activities. The Company intends to strengthen its domestic and international sales and marketing organizations. The Company believes that sales and marketing expenses may continue to increase in absolute dollar amounts and as a percentage of revenues.

  The Company has a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stages of development, particularly companies in new and rapidly evolving markets. To address these risks, the Company must, among other things, respond to competitive developments, attract, retain and motivate qualified persons, and continue to upgrade its technologies and commercialize products and services incorporating such technologies. There can be no assurance that the Company will be successful in addressing these risks. As of December 31, 1997, the Company had an accumulated deficit of $34.4 million. The Company was profitable in 1996, and reported a loss in 1997 and 1995. There can be no assurance that the Company will be profitable in the future.

BUSINESS COMBINATIONS

  On September 30, 1997, Raster Graphics acquired Datagraph, a French-based distributor of large-format digital imaging systems. In exchange for the outstanding stock of Datagraph, the Company agreed to pay approximately $1,100,000 in a series of payments through September 30, 1998. The acquisition was accounted for as a purchase. Including acquisition costs, the transaction resulted in goodwill of $1,211,000 which, based on the Company's current sales forecasts, was written off during the fourth quarter. The operating results of Datagraph prior to the acquisition are not material in relation to the Company. (See Notes to Consolidated Financial Statements.) In addition, based on recent developments, it is likely that Datagraph will commence bankruptcy proceedings in the near term and cease operations.

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

RESULTS OF OPERATIONS

  The following table sets forth for the periods indicated selected items of the Company's consolidated statements of operations expressed as a percentage of its net revenues:

                                                    YEARS ENDED
                               -----------------------------------------------------
                               DECEMBER 31, 1997 DECEMBER 31, 1996 DECEMBER 31, 1995
                               ----------------- ----------------- -----------------
                                                  (RESTATED) (4)    (RESTATED) (4)
     Net revenues............        100.0%            100.0%            100.0%
     Cost of revenues........         87.4              59.5              64.7
                                     -----             -----             -----
     Gross profit............         12.6              40.5              35.3
     Operating expenses:
       Research and
        development..........         11.8              10.6              11.7
       Sales and marketing...         20.1              17.1              15.5
       General and
        administrative.......          7.9               4.4               3.2
       Allowance for doubtful
        accounts.............          9.0               0.9               1.8
       Merger related
        expenses(1)..........          0.3                --                --
       Write off of acquired
        Goodwill(2)..........          2.5                --                --
       Acquired in-process
        research
        and development(3)...           --                --               3.1
                                     -----             -----             -----
       Total operating
        expenses.............         51.6              33.0              35.3
                                     -----             -----             -----
     Operating income
      (loss).................        (39.0)              7.5               0.0
     Interest income, net....          0.8               0.7               0.2
                                     -----             -----             -----
     Income (loss) before
      provision for income
      taxes..................        (38.2)              8.2               0.2
     Provision for income
      taxes..................          0.6               1.0               0.2
                                     -----             -----             -----
     Net income (loss).......        (38.8%)             7.2%              0.0%
                                     =====             =====             =====

--------
(1) In March 1997 the Company completed a merger with ColourPass and incurred $139,000 of merger related expenses. (See Notes to Consolidated Financial Statements.)
(2) In September 1997 the Company acquired Datagraph and recorded goodwill of $1,211,000; after subsequent review the intangible asset was written off. (See Notes to Consolidated Financial Statements.)
(3) In August 1995 the Company acquired Onyx and incurred a charge of $889,000 for acquired in-process research and development. (See Notes to Consolidated Financial Statements.)
(4) Restated for the pooling of interests with ColourPass (See Notes to Consolidated Financial Statements.)

  Raster Graphics' results of operations for fiscal 1997 reflect an increase in net revenue over the prior fiscal year. Net revenue for the year ended December 31, 1997, grew 14.8%, to $48.9 million, compared to sales of $42.6 million recorded in fiscal 1996. This increase was primarily due to the growth in sales of printer systems, increase in sales of consumables, and sales by the Company's subsidiaries. Sales for the year ended December 31, 1996, grew 47.7%, to $42.6 million, compared to sales of $28.9 million recorded in fiscal 1995. The increase was mainly attributable to growth of sales of printer systems following the introduction of the DCS 5442 printing system, increase in sales of consumables, increase in sales of Onyx software and sales by the Company's German subsidiary.

  Future revenue growth will depend on a number of factors, including the Company's ability to develop, manufacture, market and sell innovative and reliable new products, customer satisfaction, market growth, competitive developments, product mix, vendor performance, and the Company's ability to grow and raise additional capital.

  Operating results for the quarters ended March 31, 1998, and June 30, 1998, based upon trended analysis, indicate that Company revenues have decreased and expenses have increased. In order to return to profitability, the Company must take active measures to reverse this trend. There can be no assurances that this trend will be reversed or that the Company will return to profitability.

  International sales, which include export sales and sales shipped by the Company's European operations, were $19.3 million, $22.0 million and $16.2 million for 1997, 1996 and 1995, respectively. These sales represented 39.5%, 51.6%, and 56.1% of net revenue, respectively. Future international revenues will depend on international customer acceptance of the PiezoPrint Printing systems, the establishment of new distribution arrangements and sales by the Company's German and U.K. subsidiaries, and will be subject to unexpected changes in economic conditions, regulatory requirements and tariffs, longer customer payment cycles, fluctuation in currency exchange rates, seasonal factors and risks associated with managing business operations in geographically distant locations. No assurance can be given that international revenues will continue at current rates, or at all.

  No customer accounted for more than 10.0% of net revenues in 1997. Oce, a European distributor, accounted for 4.8% and 10.9% of net revenues for 1996 and 1995, respectively.

  Gross Profit. Gross profit was $6.2 million, $17.3 million and $10.2 million, or 12.6%, 40.5% and 35.3% of revenues, for 1997, 1996 and 1995, respectively. The decrease in gross margin in 1997 over 1996 was primarily due to a change in product mix, higher manufacturing overhead as a percentage of sales, the acquisition of Datagraph which has lower gross margins, significantly increased inventory reserves and higher warranty and repair expenses. Based on recent developments, it is likely that Datagraph will commence bankruptcy proceedings in the near term and cease operations. The improved gross margin in 1996 over 1995 was primarily due to increases in sales of higher margin Onyx software products as a percentage of net revenue, higher gross margin for products sold through the Germany subsidiary, as well as improved manufacturing efficiency. The Company's future level of gross profit will depend on a number of factors, including product mix and its ability to control variable expenses relative to revenue levels, maintain a revenue base over which to allocate fixed costs to develop, manufacture, market and sell innovative and reliable new products.

  Research and Development. Research and development expenses were $5.8 million, $4.5 million and $3.4 million, or 11.8%, 10.6% and 11.7% of net revenues, for 1997, 1996 and 1995, respectively. The absolute dollar increases from year to year were primarily due to increased payroll and related expenses, including the Onyx engineering staff, which the Company purchased in mid 1995, and increased engineering material expenditures related to the development of new products. The Company intends to continue to dedicate a substantial proportion of its resources to research and development activities in order to expand its product lines, including printers, to achieve higher throughput speed and higher image quality, and to enhance its PosterShop image processing software. However, due to depleted cash, cash equivalents and short term investments, the Company is reviewing measures to reduce research and development expenses on an on-going basis, but their can be no assurances that any such measures will be successful.

  Sales and Marketing. Sales and marketing expenses were $9.9 million, $7.3 million and $4.5 million, or 20.1%, 17.1% and 15.5% of net revenues, for 1997, 1996 and 1995, respectively. The primary causes of the absolute dollar increases have been increases in payroll and payroll-related expenses due to increases in personnel, expenses associated with participation in additional trade shows and other expenses related to the launch of the PiezoPrint 5000, and to a lesser degree, travel-related expenses. Due to depleted cash, cash equivalents and short term investments, the Company is reviewing measures to reduce Sales and Marketing expenses on an on-going basis but there can be no assurances that any such measures will be successful.

  General and Administrative. General and administrative expenses, including the allowance for doubtful accounts, were $8.2 million, $2.3 million and $1.4 million, or 16.9%, 5.3% and 5.0% of net revenues, for 1997, 1996 and 1995, respectively. The increase in absolute amounts of expenditures in 1997 reflected the increase in bad debt reserve, the increased cost of payroll and related expenses as well as the increased cost of operating as a public company for a full year. The increase in 1996 was primarily related to increased cost of payroll and payroll-related expenses as well as the increased cost of operating as a public company for part of the year. Due to depleted cash, cash equivalents and short term investments, the Company is reviewing measures, including head count reductions, to reduce General and Administrative expenses on an on-going basis but there can be no assurances that any such measures will be successful.

  Merger Related Expenses. In March 1997, the Company completed a merger with ColourPass, a business in the United Kingdom, in which ColourPass was merged with Raster Graphics System Limited, a wholly owned subsidiary of the Company. The combination was accounted for as a pooling of interests. In connection with the merger the Company incurred $139,000 of merger related expenses.

  Write-off of Acquired Goodwill. On September 30, 1997, Raster Graphics acquired Datagraph, a French-based distributor of large-format digital imaging systems. In exchange for the outstanding stock of Datagraph, the Company agreed to pay approximately $1,100,000 in a series of payments through September 30, 1998. The acquisition was accounted for as a purchase. Including acquisition costs, the transaction resulted in goodwill of $1,211,000 which, based on the Company's current sales forecasts, was written off during the fourth quarter. In addition, based on recent developments, it is likely that Datagraph will commence bankruptcy proceedings in the near term and cease operations. The operating results of Datagraph prior to the acquisition are not material in relation to the Company. (See Notes to Consolidated Financial Statements.)

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

  Interest Income (Expense). Net interest income was $403,000, $309,000 and $49,000 for 1997, 1996 and 1995, respectively. Higher interest income in 1997 was a result of investing cash raised from the Company's initial public offering of common stock for a full year.

  Provisions for Income Taxes. The Company recorded a tax provision in 1997 despite generating an operating loss with the Company's effective tax rate on the consolidated pretax loss for 1997 being 2%, compared to an effective tax rate of 12% and 121% on consolidated pretax income for 1996 and 1995, respectively. The tax provision for 1997 results primarily from taxes on income in foreign jurisdictions despite an overall loss. The effective tax rate for 1996 differs from the statutory rate primarily due to the tax benefit of utilizing net operating loss carryforwards and is lower than the 1995 tax rate due to a high 1995 tax rate caused by alternative minimum taxes.

  As of December 31, 1997, the Company has federal and state net operating loss carryforwards of approximately $23 million and $8 million, respectively. The Company also has federal and California tax credit carryforwards of approximately $1.2 million and $704,000, respectively. The net operating loss and credit carryforwards will expire in the years 2002 through 2012, if not utilized.

  Utilization of the net operating losses and credits may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

LIQUIDITY AND CAPITAL RESOURCES

  Since inception, the Company has financed its operations primarily through private sales of preferred stock and common stock of $24.7 million, its initial public offering of common stock in 1996, issuance of convertible debt, bank loans, equipment lease financing and private loans. For the year ended December 31, 1997 and for the same period in 1996 and 1995, $8.3 million, $283,000 and $599,000 of cash was used in operations, respectively. For fiscal 1997, net cash used in operations was due primarily to net loss incurred partially offset by a decrease in accounts receivable and increases in amounts payable and other accrued liabilities. For fiscal 1996 net cash used in operations was due primarily to increases in inventories and accounts receivable associated with higher net revenues, which were partially offset by net income and an increase in accounts payable.

  Net cash provided by (used) in investing activities was $9.0 million, ($15.0) million and ($1.1) million for the years ended December 31, 1997, 1996 and 1995, respectively. The Company incurred $2.7 million of capital expenditure in 1997, $1.9 million in 1996 and $1.1 million in 1995. The Company had net receipts of $11.5 million from short term cash investments in 1997 and made net purchases of $13.1 million in 1996.

  Financing activities provided net cash of $405,000, $16.7 million and $1.6 million for the years ended December 31, 1997, 1996 and 1995, respectively. In August 1996, the Company successfully completed its initial public offering of securities which yielded net proceeds of $16.9 million. In fiscal 1995, $1.5 million was raised by issuing Series C preferred stock. The proceeds from the sale of these equity securities were partially offset by payments on notes and capital lease obligations.

  To date, the Company has not invested in derivative securities or any other financial instrument that involves a high level of complexity or risk. Management expects that, in the future, cash in excess of current requirements will be invested in investment grade, interest-bearing securities.

  At December 31, 1997, the Company had $5.3 million of cash and cash equivalents and short term investments. The Company also has available a $4.1 million bank line of credit agreement that expires on December 31, 1998, which is secured by the assets of the Company. At December 31, 1997, there were no borrowings outstanding under the bank line of credit. Currently, the Company is not in compliance with all bank covenants. However, the Company believes they are effectively managing this relationship. Credit facilities have remained in place despite non-compliance.

  In order to continue as a going concern, the Company will need to raise additional capital that will be used to offset expected losses from future operations. Also, the Company expects the additional capital to be used for payment of restructuring costs, including headcount reductions in various functions of the Company. The Company plans to raise the additional capital through cost containment measures that will align spending levels with revenue projections, planned reduction of inventory to meet required customer order levels, improvement for collection of outstanding trade receivables, and raising additional equity and debt financing. There can be no assurance that management will be successful in accomplishing these plans and objectives. Failure to accomplish these plans or objectives would have a material effect on the Company's business, financial condition, and results of operation.

  Operating results for the quarters ended March 31, 1998, and June 30, 1998, based upon trended analysis, indicate that Company revenues have decreased and expenses have increased resulting in a significant loss of net income. In order to return to profitability, the Company must take active measures to reverse this trend. There can be no assurances that this trend will be reversed or that the Company will return to profitability.

  The Company has entered into an Agreement and Plan of Merger with Gretag Imaging Group, Inc. ("Gretag") for the acquisition of the Company for approximately $1.30 per share (the "Merger"). The Company has also entered into a Loan and Pledge Agreement and Asset and Subsidiary Stock Option Agreement and certain of its stockholders have entered into a Stockholders Agreement with Gretag. Pursuant to the Loan and Pledge Agreement, Gretag is providing the Company a loan facility secured by 100% of the issued stock of Onyx, a wholly owned subsidiary of the Company. The Company may draw down amounts together with accrued interest of up to $5,000,000. The first installment of $500,000 was received by the Company on September 23, 1998. In addition, Gretag has the option to purchase up to $5,000,000 of the Company's Common Stock in exchange for forgiving the loan and paying the balance in cash. Pursuant to the Asset and Subsidiary Stock Option Agreement, (i) if the Agreement and Plan of Merger is terminated, Gretag has the option to acquire Onyx for $5,000,000 less the amount drawn down under the loan facility, or
(ii) if the Company's stockholders do not vote in favor of the Merger, if the Company accepts a superior offer to sell the Company or upon certain other events, Gretag has the option to acquire the Company's inkjet technology for $6,000,000 less the amount drawn down under the loan facility. Pursuant to the terms of the Stockholders Agreement, stockholders of the Company holding approximately 20% of the Company's outstanding Common Stock have agreed to vote in favor of the Merger and against any other proposal to acquire the Company. The Merger and the Agreement and Plan of Merger requires stockholder approval and consummation of the Merger is conditioned upon settlement of the class action lawsuits against the Company. (See Notes to the Consolidated Financial Statements for a description of amounts payable on a change in control.)

TRENDS AND UNCERTAINTIES

  Risks Associated with Introduction of New Product. The Company introduced its PiezoPrint 5000 in March 1997. This product is based on relatively new technology, is complex and must be reliable and durable. The Company is continuing to make upgrades and improvements in the features of the PiezoPrint 5000. Nevertheless, despite research and testing, the Company and its customers have experienced some operational issues with the PiezoPrint 5000, which the Company believes it is successfully addressing. However, these operational problems have resulted in delayed payments by customers, requests for return of printers, greater than anticipated expense incurred servicing printers and actual returns of printers, all of which had a material adverse effect on the Company's business, financial condition and results of operations for 1997 and 1998. The Company believes that the upgrade of faulty printheads will continue into 1998. Management has estimated the expected cost of performing work under printer warranties, which is based in part on the numbers of units sold, the likelihood of operating problems occurring and the cost of repair and has included in cost of revenues approximately $653,000 for the expected costs. No estimate can be made of the range of amounts of loss that are reasonably possible should the warranty work not be successful. In addition, there can be no assurance that the Company will successfully resolve any future problem in the manufacture or operation of its printers or any new product. Failure of the Company to resolve any future manufacturing or operational problems with its printers or any new product in a timely manner could result in similar material adverse effects on the Company's business, financial condition and results of operations.

  Slower than Expected Revenue Growth. The Company's sales of the PiezoPrint 5000 have been slower than expected due in large part to the lack of certain types of compatible media that can be run on the PiezoPrint 5000. During the development of consumables for the PiezoPrint 5000, the Company found that the oil based inks used in this printer had certain limitations which did not allow the Company to develop a photogloss media which was compatible with the printer. This lack of a photogloss media limited the market acceptance of the printer. The resulting reduction in anticipated revenue from the sale of PiezoPrint 5000 printers had a material adverse effect on the Company's business, financial condition and results of operations for 1997. While the Company is continuing to add additional types of compatible media to its product line for use on the PiezoPrint 5000, the Company expects that its revenue growth will be slower than historical growth rates. Additionally, revenue growth in 1997 was adversely affected by the Company's efforts to transition its U.S. distribution model from direct to an indirect sales model. It is expected that this transition will continue into the first half of 1998.

  Inventory Reserves. Inventories are stated at the lower of cost (first-in, first-out) or fair market value. The Company has recorded a write-down of inventory of $10.4 million to reflect net realizable value at December 31, 1997 and excess and obsolete inventory. Management has developed a program to reduce inventories to levels that are consistent with forecasted sales.

  Allowance for Doubtful Accounts. The Company reports accounts receivable at net realizable value. The Company has recorded a bad debt allowance of $4.7 million and a charge to general and administrative expenses. Management has undertaken efforts to collect amounts owed by its customers and to reduce the accounts receivable balance to more desirable levels in the near term.

  Uncertainty Regarding Asian and Latin American Markets. A significant number of the Company's customers and suppliers are based in Asia and Latin America. The financial instability in these regions has and may have an adverse impact on the financial position of customers and suppliers in the region, which could impact the Company's future revenues and operations, including the ability of customers to pay the Company. As a result of experiencing collection problems from its Asian and Latin American customers in 1997 as the Company did not require letters of credit, the Company is planning to require sales to these regions to be secured by letters of credit or transacted on a prepaid wire transfer basis. Should the current volatility in Asia and Latin America continue, either the Company or the Company's customers may be unable to sell its products in the region. The inability to generate revenue in this region, or the inability to collect amounts due, would have a material adverse impact on the Company's business, financial condition and results of operations.

OTHER RISK FACTORS

  Uncertain Impact of Restatement of Financial Statements; De-listing from NASDAQ National Market. Subsequent to the filing with the Commission of its Quarterly Reports on Forms 10-Q for the quarters ended March 31, 1997, June 30, 1997, and September 30, 1997, the Company became aware of errors and irregularities that effected the timing and dollar amount of reported earned revenue. These restatements had a material adverse effect on the Company's financial condition, most notably evident by substantial reductions in retained earnings and working capital.

  The Company's public announcement on April 3, 1998 of the pending restatements, delays in reporting operating results for 1997 while the restatements were being compiled, de-listing of the Company's Common Stock from the NASDAQ National Market as a result of the Company's failure to satisfy its public reporting obligations, corporate actions to restructure operations and reduce operating expenses, and customer uncertainty regarding the Company's financial condition have adversely affected the Company's ability to sell its product in fiscal year 1998 and consequently caused a significant reduction in the Company's stock price. Adverse market conditions, including significant competitive pressures in the Company's markets and ongoing customer uncertainty about the Company's financial condition and business prospects, and product operating issues, may continue to have an adverse effect on the Company's ability to sell its products and results of operations.

  Product Competition. The introduction of the PiezoPrint 5000 has adversely impacted sales of the Company's DCS 5442 printer to the extent that future purchasers favor the lower priced inkjet alternatives. Accordingly, there can be no assurance that revenue generated by sales of the Company's inkjet products will compensate for the decrease in revenue resulting from declining sales of its electrostatic products. The corresponding decrease in total revenue would have a material adverse effect upon the Company's business, financial condition and results of operations.

  Limited History of Profitability and Uncertainty of Future Financial Results. The Company had an accumulated deficit as of December 31, 1997 of approximately $34.4 million. The Company has a limited history of profitability and had a net loss of $19.0 million in 1997. There can be no assurance that sales of the Company's products will generate significant revenues or that the Company can return to profitability on a quarterly or annual basis in the future.

  Going Concern. The Company believes its existing capital resources will be insufficient to satisfy its working capital requirements through the end of 1998. The Company will need to raise additional capital to fund operations during 1998 and beyond. The Report of Independent Auditors on the Company's financial statements for the year ended December 31, 1997, contains an explanatory paragraph regarding the company's need for additional financing and indicates substantial doubt about the Company's ability to continue as a going concern. There can be no assurances that such capital will be available on acceptable terms, if at all, and such terms may be dilutive to existing stockholders. The Company's inability to secure the necessary funding would have a material adverse affect on the Company's financial condition and results of operations. The Company's actual working capital needs will depend upon numerous factors, including the extent and timing of acceptance of the Company's products in the market, the Company's operating results, the progress of the Company's research and development activities, the cost of increasing the Company's sales and marketing activities and the status of competitive products, none of which can be predicted with certainty. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets and liabilities that may result from the outcome of this uncertainty.

  The Company has entered into an Agreement and Plan of Merger with Gretag Imaging Group, Inc. ("Gretag") for the acquisition of the Company for approximately $1.30 per share (the "Merger"). The Company has also entered into a Loan and Pledge Agreement and Asset and Subsidiary Stock Option Agreement and certain of its stockholders have entered into a Stockholders Agreement with Gretag. Pursuant to the Loan and Pledge Agreement, Gretag is providing the Company a loan facility secured by 100% of the issued stock of Onyx, a wholly owned subsidiary of the Company. The Company may draw down amounts together with accrued interest of up to $5,000,000. The first installment of $500,000 was received by the Company on September 23, 1998. In addition, Gretag has the option to purchase up to $5,000,000 of the Company's Common Stock in exchange for forgiving the loan and paying the balance in cash. Pursuant to the Asset and Subsidiary Stock Option Agreement, (i) if the Agreement and Plan of Merger is terminated, Gretag has the option to acquire Onyx for $5,000,000 less the amount drawn down under the loan facility, or
(ii) if the Company's stockholders do not vote in favor of the Merger, if the Company accepts a superior offer to sell the Company or upon certain other events, Gretag has the option to acquire the Company's inkjet technology for $6,000,000 less the amount drawn down under the loan facility. Pursuant to the terms of the Stockholders Agreement, stockholders of the Company holding approximately 20% of the Company's outstanding Common Stock have agreed to vote in favor of the Merger and against any other proposal to acquire the Company. The Merger and the Agreement and Plan of Merger requires stockholder approval and consummation of the Merger is conditioned upon settlement of the class action lawsuits against the Company. (See Notes to the Consolidated Financial Statements for a description of amounts payable on a change in control.)

  The Company's expenses for manufacturing and administrative capabilities, technical and customer support, research and product development and other activities are based in significant part on its expectations regarding future revenues and are fixed to a large extent in the short term. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall, which would have a material adverse effect on the Company's business, financial condition and results of operations.

  Significant Fluctuations in Quarterly Results. The Company's quarterly operating results have varied significantly in the past and are likely to vary significantly in the future based upon a number of factors, including general economic conditions, the introduction or market acceptance of new products offered by the Company and its competitors, changes in the pricing policies of the Company or its competitors, the volume and timing of customer orders, the level of product and price competition, the relative proportion of printer and consumables sales, the Company's ability to collect accounts receivables, the continued availability of sole source components, the continued availability of consumables from independent vendors, fluctuations in research and development expenditures, the impact of future Company acquisitions, the continued availability of financing arrangements for certain of the Company's customers, the Company's success in expanding its direct sales force and indirect distribution channels, the risks related to international operations, the loss of key suppliers and customers, problems incurred in managing inventories or accounts receivables, a change in the product mix sold by the Company, price decreases in inventory, trade barriers established by foreign countries, as well as other factors. Additionally, because the purchase of a digital printer or printing system involves a significant capital commitment, the Company's printer and printing system sales cycle is susceptible to delays and lengthy acceptance procedures associated with large capital expenditures. Moreover, due to the Company's high average sales price and low unit volume per month, a delay in the sale of a few units could have a material adverse effect on the results of operations for a financial quarter.

  Quarterly revenues and operating results depend primarily on the volume, timing, shipping and acceptance of orders during the quarter, which are difficult to forecast due to the length of the sales cycle. A significant portion of the Company's operating expenses are relatively fixed in the short term, and planned expenditures are based on sales forecasts. If revenue levels are below expectations, net income (loss), if any, may be disproportionately affected because only a small portion of the Company's expenses vary with revenue in the short term, which could have a material adverse effect on the Company's business, financial condition and results of operations. Although the Company has experienced growth in revenue in recent years, there can be no assurance that the Company will sustain such revenue growth or return to profitability on an operating basis in any future period. In particular, operating results for the quarters ended March 31, 1998, and June 30, 1998, based upon trended analysis, indicate that Company revenues have decreased and expenses have increased. In order to return to profitability, the Company must take active measures to reverse this trend. There can be no assurances that this trend will be reversed or that the Company will return to profitability. For the foregoing reasons, the Company believes that period-to-period comparisons of its results are not necessarily meaningful and should not be relied upon as indications of future performance. Further, in the third and fourth quarters of 1997, the Company's revenues and operating results were below the expectations of public market analysts and investors, which adversely affected the price of the Company's Common Stock. It is likely that in some future period the Company's revenues or operating results will again be below expectations. In such event, the price of the Common Stock could be materially adversely affected.

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

  Competition. The market for printing equipment and related software and consumables is extremely competitive. Suppliers of equipment for the LFDP market compete on the basis of speed, print quality, price and the ability to provide complete solutions, including service. Certain of the Company's competitors are developing or have introduced products to address the LFDP market. Among these companies are 3M, ColorgrafX, Encad, Hewlett-Packard, Calcomp, and ColorSpan, which manufacture LFDP printers, and Cactus, (Star) and Visual Edge, which develop LFDP image processing software. A variety of potential actions by any of the Company's competitors, could have a material adverse effect on the Company's business, financial condition and results of operations. Such actions may include reduction of product prices, increased promotion, announcement or accelerated introduction of new or enhanced products, product giveaways, product bundling or other competitive actions. In addition, companies that are currently targeting the photographic enlargement, screen and offset printing markets may enter the LFDP market in the future or may increase the performance or lower the costs of such alternate printing processes in a manner that would allow them to compete more directly with the Company for LFDP customers. Furthermore, companies that supply consumables, such as ink and paper, to the Company could compete with the Company by not selling such consumables to the Company or by widely selling such consumables directly or through other channels to the Company's customers. Such competition would have a material adverse effect on the Company's business, financial condition and results of operations.

  Many of the companies that currently compete with the Company or that may compete with the Company in the future have longer operating histories and significantly greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base, than the Company. As a result, these competitors may be able to respond more quickly and/or effectively to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion, sale and support of their products than the Company. These companies may have the ability to offer superior payment terms. Consequently, the Company expects to continue to experience increased competition, which could result in significant price reductions, loss of market share and lack of acceptance of new products, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to compete against current or future competitors successfully or that competitive pressures faced by the Company will not have a material adverse effect upon its business, financial condition and results of operations.

  Reliance on Third-Party Distribution. The Company relies heavily on a network of distributors, original equipment manufacturers ("OEMs") and value added resellers ("VARs") for both domestic and international sales. The Company currently maintains distribution, OEM and VAR agreements for its printing systems and printers with Keundo, 3M and Lisle Kelco for distribution of its products in Canada; Sumitomo-3M Ltd. ("Sumitomo-3M"), Marubeni Electronics Co. Ltd. ("Marubeni") and Kimoto Co., Ltd. ("Kimoto") for distribution of its products in Japan; and Sign-Tronic ("Sign-Tronic") and Sihl for distribution of its products in Europe. In addition, the Company distributes its image processing software products through a number of domestic and international OEMs, VARs and distributors such as Ahearn & Soper. There can be no assurance that the Company's independent OEMs, VARs and distributors will maintain their relationships with the Company or that the Company will be able to recruit additional or, if necessary, replacement OEMs, VARs or distributors. The loss of one or more of the Company's OEMs, VARs or distributors could have a material adverse effect on the Company's business, financial condition and results of operations.

  In general, the Company's agreements with its OEMs, VARs and distributors are not exclusive, and each of the Company's OEMs, VARs and distributors can cease marketing the Company's products with limited notice and with little or no penalty. Some of the Company's OEMs, VARs and distributors offer competitive products manufactured by third parties. In addition, some of these customers may consider the Company's products to be competitive offerings and, as a result, there can be no assurance that such customers will continue marketing the Company's products. Further, there can be no assurance that the Company's OEMs, VARs and distributors will give a high priority to the marketing of the Company's products as compared to competitors' products or alternative solutions, or that such OEMs, VARs and distributors will continue to offer the Company's products.

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

  The Company is continuing to make upgrades and improvements in the features of its PiezoPrint line of printers. Despite research and testing, the Company's experience with volume production of its printers and with their reliability and durability during customer use is limited. The Company and users have encountered various operational problems with the PiezoPrint 5000 printers, including printhead quality issues, which the Company believes it is successfully addressing. However, these operational problems have resulted in delayed payments by customers, requests for return of printers, greater than anticipated expense incurred servicing printers and actual returns of printers, all of which had a material adverse effect on the Company's business, financial condition and results of operations for 1997 and 1998. There can be no assurance that the Company will successfully resolve any future problem in the manufacture or operation of its printers or any new product. Failure of the Company to resolve any future manufacturing or operational problems with its printers or any new product in a timely manner could result in similar material adverse effects on the Company's business, financial condition and results of operations.

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

  Susceptibility of Certain Customers to Economic and Financing
Conditions. Many of the Company's end user customers are small businesses that are more susceptible than large businesses to general downturns in the economy. In some cases, these customers finance the purchase of the Company's products through third-party financing arrangements. To the extent that such customers are unable to obtain acceptable financing terms or to the extent that a rise in interest rates makes financing arrangements generally unattractive, these factors would impact adversely sales of the Company's products. Consequently, the Company's access to a significant portion of its present customer base would be limited. Moreover, competitors, such as Hewlett Packard, that have significantly greater financial resources than the Company, may be able to provide more attractive financing terms to potential customers than those available through the Company or through third parties. There can be no assurance that the Company's small business customers will, if necessary, be able to obtain acceptable financing terms or that the Company will be able to offer financing terms that are competitive with those offered by the Company's competitors. The Company has extended payment terms to its customers as well as established a leasing program for its customer's benefit through Integrated Lease Management. The Company's inability to continue to generate sufficient levels of product revenue from sales to such customers due to the unavailability of financing arrangements or due to a general economic downturn would have a material adverse effect on the Company's business, financial condition and results of operations.

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

  The markets for the Company's products are characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and rapid product obsolescence. The Company's success will be substantially dependent upon its ability to continue to develop and introduce competitive products and technologies on a timely basis with features and functionality that meet changing customer requirements. The Company's business would be adversely affected if the Company were to incur delays in developing new products or enhancements, or if such products or enhancements did not gain widespread market acceptance. In addition, there can be no assurance that products or technologies developed by others will not render the Company's products or technologies noncompetitive or obsolete. The Company must continually assess emerging technologies and standards, and evolving market needs, and must continually decide which technologies and product directions to pursue. If the Company were to focus its efforts on technologies, standards or products that do not meet emerging end user needs and do not achieve market acceptance, the Company could miss one or more product cycles. In such an event, the Company's business, financial conditions and results of operations would be materially adversely affected.

  The Company's products currently target the high-performance production segment of the LFDP market. The future success of the Company will likely depend on its ability to develop and market new products that provide superior performance at acceptable prices within this segment and to introduce lower-cost products aimed at a broader segment of the LFDP market. Also, as the Company develops new printers, it may need to develop new consumables to be used by its new printer products. During the development process of consumables for the PiezoPrint 5000, the Company found that the oil based inks used in this printer had certain limitations which did not allow the Company to develop a photogloss media which was compatible with the printer. This lack of a photogloss media limited the market acceptance of the printer. The resulting reduction in anticipated revenue from the sale of PiezoPrint 5000 printers had a material adverse effect on the Company's business, financial condition and results of operations for 1997and 1998. Additionally, any quality, durability or reliability problems with new products, regardless of materiality, or any other actual or perceived problems with new Company products, could have a material adverse effect on market acceptance of such products. There can be no assurance that such problems or perceived problems will not arise or that, even in the absence of such problems, new Company products will receive market acceptance. A failure of future Company products to receive market acceptance for any reason would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the announcement by the Company of new products and technologies could cause customers to defer purchases of the Company's existing products, which would have a material adverse effect on the Company's business, financial condition and results of operations.

  International Revenues. The Company's international revenues accounted for approximately 39.5%, 51.6%, and 56.1% of the Company's revenues in 1997, 1996 and 1995, respectively. The Company makes a material amount of sales to third party distributors in international markets. The Company expects that international sales will continue to account for a significant portion of its total revenues in future periods.

  International sales are subject to certain inherent risks, including instability of foreign economies, such as the weak economic conditions effecting certain Asian and Latin America economies in the latter part of 1997 and 1998, unexpected changes in regulatory requirements and tariffs, government controls, political instability, longer payment cycles, increased difficulties in collecting accounts receivable and potentially adverse tax consequences. The Company's inability to obtain foreign regulatory approvals on a timely basis could also have a material adverse effect on the Company's business, financial condition and results of operations. Sales from the Company's German, French and UK subsidiaries are denominated in local currencies. Accordingly, fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to end users in a particular country, leading to a reduction in sales in that country. The Company utilized foreign currency forward exchange contracts to manage some of its foreign currency firm purchase commitments. At December 31, 1997, the Company held a foreign currency forward contract which matured in January 1998 to buy 25.6 million Japanese yen for $200,000. The fair value of the yen underlying this instrument at December 31, 1997, was $196,000. Purchases of the PiezoPrint 1000 from the Company's sole source supplier are denominated in Japanese yen and have resulted in some foreign currency exchange rate fluctuation exposure. The impact of future exchange rate fluctuations cannot be predicted adequately. There can be no assurance that any hedging techniques implemented by the Company would be successful or that the Company's results of operations will not be materially adversely affected by exchange rate fluctuations. In general, certain seasonal factors and patterns impact the level of business activities at different times in different regions of the world. For example, sales in Europe are adversely affected in the third quarter of each year as many customers and end users reduce their business activities during the summer months. These seasonal factors and currency fluctuation risks could have a material adverse effect on the Company's quarterly results of operations. Further, because the Company has operations in different countries, the Company's management must address differences in regulatory environments and cultures. Failure to address these differences successfully could be disruptive to the Company's operations.

  Dependence on Sole Source Subcontractors and Suppliers. The Company relies on subcontractors and suppliers to manufacture, subassemble, and perform first-stage testing of its printer components and may, in the future, rely on third parties to develop or provide printer components, some of which are, or may be, critical to the operation of the Company's products. The Company relies on single suppliers for certain critical components, such as the printhead for the PiezoPrint 5000, rubber drive rollers, electrostatic writing head circuit boards, and application-specific integrated circuits. Also, the Company's PiezoPrint 1000 inkjet printer is originally manufactured by a third party. It is the Company's intent to discontinue actively marketing and selling the PiezoPrint 1000 in 1998 when existing inventory has been exhausted. The Company has no current plans to replace the PiezoPrint 1000 with another entry level printer. The Company also relies on limited source suppliers for consumables, such as specialized inks, varnish, vinyls and papers, that the Company sells under the Raster Graphics brand name. The Company's agreements with its subcontractors and suppliers are not exclusive, and each of the Company's subcontractors and suppliers can cease supplying printing system components or consumables with limited notice and with little or no penalty. In the event it becomes necessary for the Company to replace a key subcontractor or supplier, the Company could incur significant manufacturing set-up costs and delays while new sources are located and alternate components and consumables are integrated into the Company's manufacturing process. There can be no assurance that the Company will be able to maintain its present subcontractor and supplier relationships or that the Company will be able to find suitable replacement subcontractors and suppliers, if necessary. During 1997 the Company received from its sole-source supplier printheads for the PiezoPrint 5000 which displayed quality problems after shipment of the printer to customer sites. The supplier is reviewing its manufacturing process, and intends to supply printheads in numbers that will not adversely affect the Company's ability to produce printers. However, there can be no assurance that the Company's present subcontractors and suppliers will continue to provide sufficient quantities of suitable quality product components and consumables at acceptable prices. The loss of subcontractors or suppliers or the failure of subcontractors or suppliers to meet the Company's price, quality, quantity and delivery requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

  Dependence on Foreign Supplier. The PiezoPrint 1000 is the first product the Company has purchased under license for marketing under its own label. The supplier also distributes the product through its own worldwide distribution network. The success of the Company in selling this product is dependent upon many variables such as the established distribution network of the Company, pricing, support, added value from integration of the Company's PosterShop software and other factors. In addition this is the Company's first major procurement of a finished product from a Japanese vendor who does not have significant international trading experience. The inability to maintain a good vendor relationship would adversely affect sales of the product. Furthermore the purchase price of the product is denominated in Japanese yen; and the fluctuation of this foreign currency will have an impact on the profitability of the product. It is the Company's intent to discontinue actively marketing and selling the PiezoPrint 1000 in 1998 when existing inventory has been exhausted. The Company has no current plans to replace the PiezoPrint 1000 with another entry level printer.

  Risks Associated with Intellectual Property. As of December 31, 1997, the Company had seven pending patent applications and has been awarded nine United States patents covering technical features and fabrication methods used in Raster Graphics' printers and color rendering techniques used by its image processing software. Despite the Company's precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's technologies without authorization or to develop competing technologies independently. Furthermore, the laws of certain countries in which the Company does business, including countries in which the Company does a significant amount of business, such as Latin America, Korea, France, Germany and Japan, may not protect the Company's software and intellectual property rights to the same extent as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology. If unauthorized copying or misuse of the Company's products were to occur to any substantial degree, or if a competitor of the Company were to effectively duplicate the Company's proprietary technology, the Company's business, financial condition and results of operations would be materially adversely affected.

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

  Difficulties in Managing Growth. The Company has experienced growth in recent years, which has placed demands on the Company's administrative, operational and financial personnel, information systems and financial and administrative controls, manufacturing operations, research and development, technical support and other resources. Additionally, certain of the Company's officers have recently joined the Company. Failure to manage the changes in any of these areas would have a material adverse effect on the Company's business, financial condition and results of operations.

  Need to Attract and Retain Highly Skilled Personnel. The success of the Company depends to a large extent upon its ability to retain and continue to attract highly skilled personnel. Competition for employees in the high technology sector in general, and in the LFDP industry in particular, is intense, and there can be no assurance that the Company will be able to attract and retain enough qualified employees. If the business of the Company increases, it may become increasingly difficult to hire, train and assimilate the new employees needed. The Company believes that the loss of its Chief Executive Officer could have a material adverse effect on the Company's business, financial condition or results of operations. With the exception of employment agreements containing initial compensation terms and severance obligations with respect to the Company's Chief Executive Officer, Acting Chief Financial Officer, Executive Vice President and Vice President of Domestic Sales, the Company has not entered into employment agreements with any of its key personnel. Additionally, the Company has not required its key personnel to enter into non-competition agreements with the Company. The Company has not procured key man insurance for any of its employees. The Company's inability to retain and attract key employees would have a material adverse effect on the Company's business, financial condition and results of operations.

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

  Possible Volatility of Stock Price. In recent years, the stock market in general, and the stock prices of technology companies in particular, have experienced extreme price fluctuations, sometimes without regard to the operating performance of particular companies. Factors such as quarterly variation in actual or anticipated operating results, changes in earnings estimates by analysts, market conditions in the industry, announcements by competitors, regulatory actions and general economic conditions may have a significant effect on the market price of the Common Stock. Following fluctuations in the market price of a corporation's securities, securities class action litigation has often resulted

  Year 2000 Compliance. The "Year 2000 issue" arises because many computer systems and programs were designed to handle only a two-digit year, not a four-digit year. These computers may interpret "00" as the year 1900 and could either stop processing date-related computations or could process them incorrectly.

  The Company has examined the potential impact of the Year 2000 issue on its printer and image processing software products and believes that its products are Year 2000 compliant, meaning that the use or occurrence of dates on or after January 1, 2000 will not materially affect the performance of Company products to correctly create, store, process and output information related to such dates. The Company's printer system products are not effected by the Year 2000 issue because the custom operating systems designed into the DCS and PiezoPrint systems are insensitive to year code. The Company's PosterShop image processing software product utilizes more than a 2-digit year code, and therefore will not be effected by the change to the year 2000.

  The Company has determined that with an upgrade to its current information systems, those systems will be able to process the Year 2000 accurately and accordingly does not anticipate any Year 2000 issues from its own information systems, databases or programs as long as it can successfully complete this upgrade. However, the Company could be adversely impacted by Year 2000 issues faced by major distributors, suppliers, customers, vendors, and financial service organizations with which the Company interacts. The Company is in the process of developing a plan to determine the impact that third parties which are not Year 2000 compliant may have on the operations of the Company. There can be no assurance that such plan will be able to address fully, or at all, the "Year 2000 issue", which could have a material adverse effect upon the Company's business, financial condition and results of operations.

  Pending Litigation. Commencing in March 1998 several class action lawsuits were filed in both state and federal courts purportedly on behalf of stockholders who purchased the Company's stock during various periods in 1997 through early 1998. The complaints name as defendants the Company and its Chairman, Chief Executive Officer and President, and certain other officers and directors. The complaints allege, among other things, violation of federal securities laws and that defendants made false and misleading statements in press releases, SEC filings and/or other public statements and seek unspecified damages. The litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company is a party to a number of legal claims arising in the ordinary course of business. The Company believes the ultimate resolution of the claims will not have a material adverse effect on its financial position, results of operation, or cash flow.

  Blank Check Preferred Stock; Anti-Takeover Provisions. The Company's Board of Directors has the authority to issue up to 2,000,000 shares of Preferred Stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by the stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock may have the effect of delaying, deterring or preventing a change of control of the Company without further action by the stockholders and may adversely affect the voting and other rights of the holders of Common Stock. The Company has no present plans to issue shares of Preferred Stock. The Company's Certificate of Incorporation and Bylaws provide for, among other things, the prospective elimination of cumulative voting with respect to the election of directors, the elimination of actions to be taken by written consent of the Company's stockholders and certain procedures such as advance notice procedures with regard to the nomination, other than by or at the direction of the Board of Directors, of candidates for election as directors. In addition, the Company's charter documents provide that the Company's Board of Directors be divided into three classes, each of which serves for a staggered three-year term. The foregoing provisions could have the effect of making it more difficult for a third party to effect a change in the control of the Board of Directors. The foregoing provisions may also result in the Company's stockholders receiving less consideration for their shares than might otherwise be available in the event of a takeover attempt of the Company. On February 3, 1998, the Company's Board of Directors adopted a stockholder rights plan. This plan provides stockholders with special purchase rights under certain circumstances, including if any new person or group acquires 15 percent or more of the Company's common stock. This plan could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, or of making the Company less attractive to a potential acquiror of, a majority of the outstanding voting stock of the Company, and may complicate or discourage a takeover of the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  See Item 14(a) for an index to the Company's consolidated financial statements and supplementary information. Such financial statements and information are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The officers and directors of the Company and their ages as of July 15, 1998 are as follows:

                      NAME                    AGE              POSITION
                      ----                    ---              --------
   Rakesh Kumar..............................  53 President, Chief Executive
                                                   Officer and Chairman of the
                                                   Board
   Kathy J. Bagby............................  35 Acting Chief Financial Officer
   Marc Willard..............................  32 Executive Vice President
   Charles Case..............................  51 Director
   Promod Haque (1)(2).......................  50 Director
   Lucio L. Lanza (1)(2).....................  53 Director
   Delbert W. Yocam (1)(2)...................  54 Director

--------
(1)   Member of the Audit Committee
(2)   Member of the Compensation Committee

  Mr. Kumar joined the Company in 1991 as President and Chief Executive Officer. From 1988 to 1991, he was Group Marketing Manager, Engineering Systems, for Digital Equipment Corporation, where he was responsible for worldwide marketing to technical customers. From 1985 to 1987, he was Vice President of Sales and Marketing for Precision Image Corporation, a manufacturer of electrostatic printers. Prior to 1985, Mr. Kumar held a number of management positions with Phoenix Data Systems, an electronic design automation software company, Applican, Inc., a CAD systems company, and Digital Equipment Corporation.

  Ms. Bagby came to the Company in 1998 through The Brenner Group LLC, an interim management and financial advisory services firm. From 1992 to 1997, she held successive financial management positions at Red Brick Systems, most recently as the Vice President of Finance and Accounting. Prior to Red Brick Systems, Ms. Bagby held financial positions at Adia Services and Syntex Corp. The Company's consulting agreement with The Brenner Group LLC expires November 13, 1998.

  Mr. Willard joined the Company in 1997 through the acquisition of ColourPass Ltd., where he served as President from 1989 to 1997. After acquisition of ColourPass by Raster Graphics, Mr. Willard served as Managing Director of the UK-based subsidiary prior to being named Vice President of Applications and Market Development. In April 1998 Mr. Willard was appointed to Executive Vice President of Sales and Marketing for the Company. Prior to 1989, he was a service manager with Agfa's Digital Film Service Department.

  Mr. Case has served as a director of the Company since November 1997. Since 1991, he has been Managing Partner of Roger's Hill Associates, a strategic consulting firm to the digital printing industry. Prior to founding Roger's Hill Associates, Mr. Case was Senior Vice President of CAP International Inc., which provides market information services for the electronic printing industry.

  Mr. Haque has served as a director of the Company since May 1993. Since 1990, he has served as Vice President of Norwest Venture Capital Management Inc., a venture capital firm. He also is a general partner of Itasca Partners, which is a general partner of Norwest Equity Partners IV, a Minnesota limited partnership. He also serves as director of Prism Solutions, Inc.; Transaction Systems Architect, Inc.; Connect, Inc.; and Information Advantage, Inc.

  Mr. Lanza has served as a director of the Company since May 1994. Since 1990, Mr. Lanza has been a partner of U.S. Venture Partners, a venture capital firm, and an independent consultant to semiconductor and software companies. In 1986, Mr. Lanza founded EDA Systems, and served as Chief Executive until 1989. Prior to 1986, he served in a number of marketing, engineering and general management positions in the electronics industry, including corporations such as Intel Corporation and Olivetti SpA. Mr. Lanza is also Chairman of the Board of Artisan Components.

  Mr. Yocam has served as a director of the Company since April 1995. Since December 1996, Mr. Yocam has been Chairman of the Board of Directors and Chief Executive Officer of Inprise Corporation (formerly Borland International). From November 1994 to November 1996, he was an independent consultant. From September 1992 to November 1994, Mr. Yocam was President, Chief Operating Officer and a director of Tektronix, Inc. Mr. Yocam is also a director of Adobe Systems, Inc., Hollywood Park, Inc., Xircom, Inc. and several privately held technology companies.

ITEM 11. EXECUTIVE COMPENSATION

  The following table shows the compensation received by (a) the individual who served as the Company's Chief Executive Officer during the fiscal year ended December 31, 1997; (b) the other most highly compensated individuals who were serving as executive officers of the Company for the fiscal year ended December 31, 1997; and (c) the compensation received by each such individual for the Company's two preceding fiscal years.

                                                              LONG-TERM
                                                             COMPENSATION
                                   ANNUAL COMPENSATION          AWARDS
                                 --------------------------- ------------
                                                              SECURITIES
                                                  BONUS AND   UNDERLYING
   NAME AND PRINCIPAL POSITION   YEAR  SALARY     COMMISSION   OPTIONS
   ---------------------------   ---- --------    ---------- ------------
   Rakesh Kumar                  1997 $180,692     $20,000          --
    President, Chief             1996 $168,923     $   755     100,000
    Executive Officer and        1995 $161,539          --      60,000
    Chairman of the Board
   Dennis R. Mahoney (1)         1997 $124,212          --          --
    Former Vice President        1996 $ 82,500(2)   20,000      90,000
    and Chief Financial Officer  1995       --          --          --
   Sebastian J. Nardecchia (3)   1997 $143,135     $15,000      10,000
    Former Vice President,       1996 $123,538     $10,000      20,000
    Operations                   1995 $111,539          --      30,000
   Michael Willingham (4)        1997 $117,802     $10,000      10,000
    Former Vice President,       1996 $106,742     $ 5,000      10,000
    Customer Service             1995 $ 95,143          --      20,000

--------
(1)   Mr. Mahoney's employment was terminated on October 21, 1997.
(2) Mr. Mahoney joined the Company in May 1996 at an annual base salary level of $150,000, of which $82,500 was paid during fiscal year 1996.
(3)   Mr. Nardecchia's employment was terminated on March 31, 1998.
(4)   Mr. Willingham's employment was terminated on March 31, 1998.

  The following table sets forth information for the executive officers named in the Summary Compensation Table with respect to grants of options to purchase Common Stock of the Company made in 1997 and the value of all options held by such executive officers on December 31, 1997.

OPTION GRANTS DURING YEAR ENDED DECEMBER 31, 1997

                                                                                POTENTIAL
                                                                               REALIZABLE
                                                                                VALUE AT
                                                                             ASSUMED ANNUAL
                                                                             RATES OF STOCK
                                                                                  PRICE
                                   INDIVIDUAL GRANTS(1)                       APPRECIATION
                          ---------------------------------------              FOR OPTION
                             NUMBER OF    PERCENTAGE OF                          TERM(2)
                            SECURITIES    TOTAL OPTIONS EXERCISE             ---------------
                            UNDERLYING     GRANTED TO    OR BASE
                          OPTIONS GRANTED EMPLOYEES IN    PRICE   EXPIRATION
          NAME               (SHARES)      FISCAL 1996  ($/SHARE)    DATE     5%($)  10%($)
          ----            --------------- ------------- --------- ---------- ------- -------
Sebastian J. Nardecchia
 (3)....................      10,000          1.34%       $5.25    4/22/07   $33,017 $83,671
Michael Willingham (4)..      10,000          1.34%       $5.25    4/22/07   $33,017 $83,671

--------
(1) Consists of stock options granted pursuant to the Company's 1996 Stock Plan. The Company's options generally become exercisable at a rate of 12.5% after six months following the date of grant and approximately 6% per calendar quarter thereafter for as long as the optionee remains an employee with, consultant to, or director of the Company. The maximum term of each option granted is ten years from the date of grant. The exercise price is equal to the fair market value of the stock on the grant date as determined by the Board of Directors.
(2) The 5% and 10% assumed compounded annual rates of stock price appreciation are mandated by rules of the Securities and Exchange Commission. There can be no assurance that the actual stock price appreciation over the ten-year option term will be at the assumed 5% and 10% levels or at any other defined level. Unless the market price of the Common Stock appreciates over the option term, no value will be realized from the option grants made to the persons named in the Summary Compensation Table.
(3)   Mr. Nardecchia's employment was terminated on March 31, 1998.
(4)   Mr. Willingham's employment was terminated on March 31, 1998.

AGGREGATED OPTION EXERCISES IN THE YEAR ENDED DECEMBER 31, 1997 AND YEAR-END OPTION VALUES

  The following table sets forth information for the executive officers named in the Summary Compensation Table with respect to exercises in fiscal year 1997 of options to purchase Common Stock of the Company.

                                                                         VALUE OF
                                                     NUMBER OF         UNEXERCISED
                                               SECURITIES UNDERLYING   IN-THE-MONEY
                                                    UNEXERCISED         OPTIONS AT
                                                      OPTIONS          FISCAL YEAR
                            SHARES              AT FISCAL YEAR END        END(1)
                          ACQUIRED ON  VALUE       EXERCISABLE/        EXERCISABLE/
          NAME             EXERCISE   REALIZED     UNEXERCISABLE      UNEXERCISABLE
          ----            ----------- -------- --------------------- ----------------
Rakesh Kumar............        --         --     265,833/79,167     $933,281/$77,344
Dennis R. Mahoney (2)...        --         --      33,958/56,042                $0/$0
Sebastian J. Nardecchia
 (3)....................        --         --      58,958/31,042     $208,828/$38,672
Michael Willingham (4)..     4,000    $26,000      38,083/27,917     $122,719/$25,781

--------
(1) The value of unexercised in-the-money is based on the closing price of the Company's Common Stock as reported on the Nasdaq National Market on December 31, 1997 of $4.625 per share.
(2)   Mr. Mahoney's employment was terminated on October 21, 1998.
(3)   Mr. Nardecchia's employment was terminated on March 31, 1998.
(4)   Mr. Willingham's employment was terminated on March 31, 1998.

                         COMPENSATION COMMITTEE REPORT

  The following is a report of the Compensation Committee of the Board of Directors (the "Committee") describing the compensation policies applicable to the Company's executive officers during the fiscal year ended December 31, 1997. The Committee recommends salaries, incentives and other forms of compensation for directors, officers and other employees of the Company, administers the Company's various incentive compensation and benefit plans (including stock plans) and recommends policies relating to such incentive compensation and benefit plans. Executive officers who are also directors have not participated in deliberations or decisions involving their own compensation.

COMPENSATION POLICY

  The Company's executive officer compensation philosophies are designed to attract, motivate and retain senior management by providing an opportunity for competitive, performance-based compensation. Executive officer compensation consists of competitive base salaries and stock-based incentive opportunities in the form of options to purchase the Company's Common Stock. The Company's executive compensation program consists of three main components: (1) base salary, (2) potential for bonus based on overall Company performance as well as individual performance, (3) stock options/grants that provide the executive officers with the opportunity to build a meaningful stake in the Company, with the objective of aligning executive officers' long-range interests with those of the stockholders and encouraging the achievement of superior results over time. The second and third elements of the compensation program constitute the "at risk" components. The Committee annually evaluates the Company's performance, actual compensation and stock ownership of executive officers on a comparative basis with companies in the same industry as well as other companies in the same geographical area.

BASE SALARIES FOR 1997

  In establishing compensation guidelines with respect to base salary, the Company utilized data from various surveys prepared by independent firms to assist it in setting salary levels competitive with those of other similar industry companies. While it is the Committee's intent to continue to review periodically base salary information to monitor competitive ranges within the applicable market, including consideration of the Company's geographic location and individual job responsibilities, it is further the intent of the Committee to maintain a close relationship between the Company's performance and the base salary component of its executive officers' compensation.

STOCK OPTION AWARDS FOR 1997

  The Company's 1996 Stock Plan provides for the issuance of stock options to officers and employees of the Company to purchase shares of the Company's Common Stock at an exercise price equal to the fair market value of such stock on the date of grant. The Company's stock options typically vest ratably over a period of four years. Stock options are granted to the Company's executive officers and other employees both as a reward for past individual and corporate performance and as an incentive for future performance. The Committee believes that stock-based performance compensation arrangements are essential in aligning the interests of management and the stockholders in enhancing the value of the Company's equity.

COMPENSATION OF THE CHIEF EXECUTIVE OFFICER

  The compensation for Rakesh Kumar, the Company's Chairman, President and Chief Executive Officer ("CEO") is determined based on a number of factors, including comparative salaries of CEO's of companies in the Company's peer group, the CEO's individual performance and the Company's performance as measured against the stated objectives. The CEO's total compensation package includes stock option grants with the goal of motivating leadership for long-term Company success and providing significant reward upon achievement of Company objectives and enhancing stockholder value. As with other executives, size of option grants is also based on a review of competitive survey data.

DEDUCTIBILITY OF EXECUTIVE COMPENSATION

  The Committee has considered the impact of Section 162(m) of the Internal Revenue Code adopted under the Omnibus Budget Reconciliation Act of 1993, which section disallows a deduction for any publicly held corporation for individual compensation exceeding $1 million in any taxable year for the CEO and four other most highly compensated executive officers, unless such compensation meets the requirements for the "performance-based" exception to the general rule. Since the cash compensation paid by the Company to each of its executive officers is expected to be well below $1 million and the Company believes that options granted under the Company's 1996 Stock Option Plan will meet the requirements for qualifying as performance-based, the Committee believes that this section will not affect the tax deductions available to the Company. It will be the Committee's policy to qualify, to the extent reasonable, the executive officers' compensation for deductibility under applicable tax law.

                                          SUBMITTED BY THE COMPENSATION
                                          COMMITTEE OF THE BOARD OF DIRECTORS

                                          Promod Haque
                                          Lucio L. Lanza
                                          Delbert W. Yocam

STOCKHOLDER RETURN

  The following table compares cumulative total stockholder return, assuming reinvestment of all dividends, for the Company's Common Stock at December 31, 1997 since August 8, 1996 (the date on which the Company's stock was first registered under Section 12 of the Securities Exchange Act of 1934, as amended) to the cumulative return over such period of (i) the Hambrecht & Quist Technology Index and (ii) the U.S. Index for the NASDAQ National Market. The data assumes that $100 was invested on August 8, 1996 in the Common Stock of the Company and each of the comparative indices. The data further assumes that such amount was initially invested in the Common Stock of the Company at a price per share of $8.00, the price at which such stock was first offered to the public by the Company on that date. The stock price performance in the following chart is not necessarily indicative of future stock price performance.

                     COMPARISON OF CUMULATIVE TOTAL RETURN
                         AMONG RASTER GRAPHICS, INC.,
                    THE HAMBRECHT & QUIST TECHNOLOGY INDEX
                       AND THE NASDAQ STOCK MARKET INDEX

                                             AUGUST 8, DECEMBER 31, DECEMBER 31,
                                               1996        1996         1997
                                             --------- ------------ ------------
     Raster Graphics, Inc...................    100        148           58
     H & Q Technology Index.................    100        113          139
     NASDAQ Stock Market Index..............    100        118          139

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The following table sets forth the beneficial ownership of the Company's Common Stock as of June 30, 1998 as to (i) each person who is known by the Company to beneficially own more than five percent of the Company's Common Stock, (ii) each of the Company's directors, (iii) each of the executive officers named in the Summary Compensation Table, and (iv) all directors and executive officers as a group.

                                                                   SHARES
                                                                BENEFICIALLY
                                                                   OWNED(1)
                                                              -----------------
                   5% STOCKHOLDERS, DIRECTORS
                    NAMED EXECUTIVE OFFICERS,
                        AND DIRECTORS AND
                       EXECUTIVE OFFICERS
                           AS A GROUP                          NUMBER   PERCENT
     -------------------------------------------------------  --------- -------
     State of Wisconsin Investment Board....................    865,000   9.01%
      P.O. Box 7842
      Madison, WI 53707
     Norwest Equity Partners IV,............................    857,584   8.93%
      a Minnesota Limited Partnership
      245 Lytton Avenue, Suite 250
      Palo Alto, CA 94301
     Sihl...................................................    618,500   6.44%
      Allmendstrasse 125
      CH-8021 Zurich, Switzerland
     FMR Corp...............................................    550,000   5.73%
      82 Devonshire Street
      Boston, MA 02109
     Promod Haque(2)........................................    869,251   9.04%
     Rakesh Kumar(3)........................................    312,145   3.16%
     Sebastian J. Nardecchia(4).............................     68,285      *
     Delbert W. Yocam(5)....................................     51,667      *
     Michael Willingham(6)..................................     44,333      *
     Lucio L. Lanza(7)......................................     14,167      *
     Dennis R. Mahoney(8)...................................        238      *
     Charles Case...........................................          0      *
     All executive officers and directors as a group (8 per-
      sons)(9)..............................................  1,360,086  13.49%

--------
 *  Less than 1.00%.
(1) Information with respect to beneficial ownership is based upon information furnished by each director and officer or contained in filings made with the Securities and Exchange Commission. Except as indicated in the footnotes to this table, the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable.
(2) Includes 857,584 shares held by Norwest Equity Partners IV. Because Mr. Haque is a general partner of Norwest Equity Partners, the general partner of Norwest Equity Partners IV, he may be deemed to be a beneficial owner of such shares. Mr. Haque disclaims beneficial ownership of such shares except to the extent of his interest in such shares arising from his interest in Norwest Equity Partners. Includes 11,667 shares issuable upon the exercise of outstanding options exercisable within 60 days of June 30, 1998.
(3) Includes 292,499 shares issuable upon the exercise of outstanding options exercisable within 60 days of June 30, 1998.
(4) Includes 66,458 shares issuable upon the exercise of outstanding options exercisable within 60 days of June 30, 1998. Mr. Nardecchia's employment was terminated on March 31, 1998.
(5) Includes 51,667 shares issuable upon the exercise of outstanding options exercisable within 60 days of June 30, 1998.
(6) Includes 44,333 shares issuable upon the exercise of outstanding options exercisable within 60 days of June 30, 1998. Mr. Willingham's employment was terminated on March 31, 1998.

(7) Includes 14,167 shares issuable upon the exercise of outstanding options exercisable within 60 days of June 30, 1998.
(8) Mr. Mahoney's employment was terminated on October 21, 1997.
(9) Includes an aggregate 480,791 shares subject to options held by officers and directors which options are exercisable within 60 days after June 30, 1998. In addition, this total includes an aggregate 857,584 shares held by a director of the Company, beneficial ownership for such shares is disclaimed within the meaning of Rule 13d-3 under the Exchange Act.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The Company entered into an employment agreement with its Chief Executive Officer on July 3, 1991, which provides for a six-month severance payment in the event of termination of employment. On August 21, 1998, the Compensation Committee approved the grant of a $300,000 retention bonus payable to the Chief Executive Officer upon change of control of the Company. On August 21, 1998 the Company entered into a mutual release agreement with Marc Willard, an officer of the Company. In consideration for Mr. Willard's full release relating to the Company's acquisition of ColourPass (of which Mr. Willard was an 80% partner), the parties agreed to a cash bonus of $70,000, a cash payment of $200,000 upon the acquisition of the Company, and a stock option grant of 175,000 shares. In addition, the Company entered into a consulting agreement on May 14, 1998 with The Brenner Group LLC pursuant to which the Company has retained the services of its Acting Chief Financial Officer. Under the terms of the consulting agreement, the Company is obligated to pay The Brenner Group LLC a fee of $155.00 per hour and a bonus and additional fees of $85,000 to a maximum of $200,000 upon change of control or recapitalization which occurs within six months of the expiration of the agreement or any extensions thereto. The Company's consulting agreement with The Brenner Group LLC expires November 13, 1998.

  In March 1997, the Company issued an interest-free note receivable to the Chief Financial Officer of $10,000. In June 1997, the Company issued an additional note receivable to that officer of $80,000 which bore interest at 6.8% per annum and of which $5,000 was repaid in November 1997. In October 1997 the Chief Financial Officer's employment was terminated. Consulting fees and severance expenses due to the officer as of December 31, 1997 amounted to approximately $43,000 and were recorded as a reduction to the principal amounts of the notes receivable. The remaining unpaid balance at December 31, 1997 of approximately $42,000 was repaid in 1998.

  In November 1997, the Company issued an irrevocable standby letter of credit in favor of Barclays' Bank on behalf of the Executive Vice President for an unsecured personal line of credit in the amount of $175,000. This letter of credit expired May 31, 1998.

  The Company has entered into an indemnification agreement with each of its executive officers and directors that may require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or services as director or officer and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified.

  The Company believes that all of the transactions set forth above were made on terms no less favorable to the Company than could have been obtained from unaffiliated third parties. All future transactions, including loans, between the Company and its officers, directors, principal stockholders and affiliates will be approved by a majority of the Board of Directors, including a majority of the independent and disinterested directors on the Board of Directors, and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

  On March 18, 1997, the Company completed a merger with ColourPass, a business in the United Kingdom, in which ColourPass was merged with Raster Graphics System Limited, a wholly owned subsidiary of the Company. Pursuant to the terms of the merger, the Company's Executive Vice President (who was an 80% stockholder of ColourPass) received 176,340 shares of Common Stock of the Company.

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

              Schedule II--Valuation and Qualifying Accounts:

                All other schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

    (3) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

  NUMBER                               DESCRIPTION
  ------                               -----------
  2.1(1)  Agreement and Plan of Reorganization dated as of June 12, 1995 among
          Registrant, Onyx Graphics Corporation and Bank of America N.T.S.A.,
          and Amendment dated as of December 31, 1995.
  2.2(1)  Form of Agreement and Plan of Merger between Registrant and Raster
          Graphics, Inc. (a California Corporation)
  3.1(1)  Amended and Restated Articles of Incorporation of Registrant
          (California)
  3.2(1)  Amended and Restated Articles of Incorporation of Registrant
          (California)
  3.3(1)  Certificate of Incorporation of Registrant (Delaware)
  3.4(1)  Amended and Restated Certificate of Incorporation of Registrant
          (Delaware)
  3.5(1)  Bylaws of Registrant (California)
  3.6(1)  Bylaws of Registrant (Delaware)
  4.1     Reference is made to 3.1, 3.2, 3.3, 3.4, 3.5, 3.6 and 10.7
  4.2(1)  Specimen Common Stock Certificate
  4.3(1)  Form of Warrant of Registrant for Common Stock
  4.4(1)  Form of Warrant for Series B Preferred Stock
 10.1(1)* 1988 Stock Option Plan
 10.2(1)* 1996 Stock Plan
 10.3(1)* 1996 Directors' Stock Option Plan
 10.4(1)* 1996 Employee Stock Purchase Plan
 10.5(1)  Form of Indemnification Agreement (California)

   NUMBER                                DESCRIPTION
   ------                                -----------
 10.6(1)     Form of Indemnification Agreement (Delaware)
 10.7(1)     Amended and Restated Registration Rights Agreement dated as of
             August 4, 1995 between Registrant and holders of its Preferred
             Stock and warrant holders
 10.8(1)     Amended and Restated Product Agreement by and between Registrant,
             Inc. and Oce Graphics France S.A. dated October 1, 1990 and
             Amendments July 17, 1991, April 29, 1992, January 13, and
             September 1, 1994
 10.9(1)     Purchase Agreement by and between ENCAD, Inc. and Onyx Graphics
             Corporation dated March 9, 1996
 10.10(1)    Lease Agreement by and between Raster Graphics, Inc. and Principal
             Mutual Life Insurance Company for facility on 3025 Orchard
             Parkway, San Jose, CA
 10.11(1)(2) Development and Purchase Agreement dated March 16, 1996
 10.12(1)    Employment Offer Letter Agreement between the Registrant and
             Rakesh Kumar dated July 3, 1991
 10.13(1)    Employment Offer Letter Agreement between the Registrant and
             Dennis Mahoney dated May 16, 1996
 10.14(3)    Assignment of the Lease Agreement between the Registrant and Kaman
             Music Corporation and Coast Wholesale Music Division dated June
             27, 1997
 10.15(4)    The Secured Loan Agreement between the Registrant and Dennis R.
             Mahoney dated June 25, 1997
 10.16       The Consulting Agreement between the Registrant and The Brenner
             Group LLC dated May 14, 1998
 10.17       Indemnification Agreement between the Registrant and The Brenner
             Group LLC
 10.18       Indemnification Agreement between Registrant and Kathy J. Bagby.
 10.19       Agreement and Plan of Merger between Registrant and Gretag Imaging
             Group, Inc. dated as of October 6, 1998
 10.20       Loan and Pledge Agreement between Registrant and Gretag Imaging
             Group, Inc. dated as of October 6, 1998
 10.21       Asset and Subsidiary Stock Option Agreement between Registrant and
             Gretag Imaging Group, Inc. dated as of October 6, 1998
 10.22*      1997 Stock Option Plan
 10.23       Form of Stockholders Agreement between Gretag Imaging Group, Inc.
             and certain stockholders.
 21.1(1)     Subsidiaries of Registrant
 23.1        Consent of Ernst & Young LLP, Independent Auditors
 24.1        Power of Attorney (reference is made to page 44 of this Report).
 27          Financial Data Schedule

--------
(1) Incorporated by reference to exhibits filed in response to Item 16(a), "Exhibits," of the Registrant's Registration Statement on Form S-1, as amended (File No. 333-06617), which was filed with the Commission on August 8, 1996.
(2) Confidential treatment has been granted as to certain portions of this Exhibit by the Securities and Exchange Commission.
 *  Management contract or compensatory plan or arrangement
(3) Incorporated by reference to exhibits of the Registrant 10-Q for the quarter ended June 30, 1997.
(4) Incorporated by reference to exhibits of the Registrant 10-Q for the quarter ended September 30, 1997.

  (b) Reports on Form 8-K:

    No Reports on Form 8-K were filed during the quarter ended December 31, 1997.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED THIS 2ND DAY OF OCTOBER, 1998.

                                          RASTER GRAPHICS, INC

                                                     /s/ Rakesh Kumar
                                          By: _________________________________
                                                       RAKESH KUMAR
                                              PRESIDENT, AND CHIEF EXECUTIVE
                                             OFFICER AND CHAIRMAN OF THE BOARD
                                               (PRINCIPAL EXECUTIVE OFFICER)

                               POWER OF ATTORNEY

  KNOW ALL PERSONS BY THESE PRESENTS, THAT EACH PERSON WHOSE SIGNATURE APPEARS BELOW CONSTITUTES AND APPOINTS RAKESH KUMAR AND KATHY J. BAGBY, JOINTLY AND SEVERALLY, HIS ATTORNEYS-IN-FACT, EACH WITH THE POWER OF SUBSTITUTION, FOR HIM OR HER IN ANY AND ALL CAPACITIES, TO SIGN ANY AMENDMENTS TO THIS REPORT ON FORM 10-K, AND TO FILE THE SAME, WITH EXHIBITS THERETO AND OTHER DOCUMENTS IN CONNECTION THEREWITH WITH THE SECURITIES AND EXCHANGE COMMISSION, HEREBY RATIFYING AND CONFIRMING ALL THAT EACH OF SAID ATTORNEYS-IN-FACT, OR HIS SUBSTITUTE OR SUBSTITUTES MAY DO OR CAUSE TO BE DONE BY VIRTUE HEREOF.

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                        TITLE                 DATE

          /s/ Rakesh Kumar             President, Chief        October 2, 1998
-------------------------------------   Executive Officer
            RAKESH KUMAR                and Chairman of the
                                        Board (Principal
                                        Executive Officer)

         /s/ Kathy J. Bagby            Acting Chief            October 2, 1998
-------------------------------------   Financial Officer
           KATHY J. BAGBY

          /s/ Charles Case             Director                October 2, 1998
-------------------------------------
            CHARLES CASE

          /s/ Promod Haque             Director                October 2, 1998
-------------------------------------
            PROMOD HAQUE

         /s/ Lucio L. Lanza            Director                October 2, 1998
-------------------------------------
           LUCIO L. LANZA

        /s/ Delbert W. Yocam           Director                October 2, 1998
-------------------------------------
          DELBERT W. YOCAM

                             RASTER GRAPHICS, INC.

                               INDEX TO EXHIBITS

   EXHIBIT                                                                PAGE
   NUMBER                           DESCRIPTION                          NUMBER
 -----------                        -----------                          ------
  2.1(1)     Agreement and Plan of Reorganization dated as of June 12,
             1995 among Registrant, Onyx Graphics Corporation and Bank
             of America N.T.S.A., and Amendment dated as of December
             31, 1995.
  2.2(1)     Form of Agreement and Plan of Merger between Registrant
             and Raster Graphics, Inc. (a California Corporation)
  3.1(1)     Amended and Restated Articles of Incorporation of
             Registrant (California)
  3.2(1)     Amended and Restated Articles of Incorporation of
             Registrant (California)
  3.3(1)     Certificate of Incorporation of Registrant (Delaware)
  3.4(1)     Amended and Restated Certificate of Incorporation of
             Registrant (Delaware)
  3.5(1)     Bylaws of Registrant (California)
  3.6(1)     Bylaws of Registrant (Delaware)
  4.1        Reference is made to 3.1, 3.2, 3.3, 3.4, 3.5, 3.6 and
             10.7
  4.2(1)     Specimen Common Stock Certificate
  4.3(1)     Form of Warrant of Registrant for Common Stock
  4.4(1)     Form of Warrant for Series B Preferred Stock
 10.1(1)*    1988 Stock Option Plan
 10.2(1)*    1996 Stock Plan
 10.3(1)*    1996 Directors' Stock Option Plan
 10.4(1)*    1996 Employee Stock Purchase Plan
 10.5(1)     Form of Indemnification Agreement (California)
 10.6(1)     Form of Indemnification Agreement (Delaware)
 10.7(1)     Amended and Restated Registration Rights Agreement dated
             as of August 4, 1995 between Registrant and holders of
             its Preferred Stock and warrant holders
 10.8(1)     Amended and Restated Product Agreement by and between
             Registrant, Inc. and Oce Graphics France S.A. dated
             October 1, 1990 and Amendments July 17, 1991, April 29,
             1992, January 13, and September 1, 1994
 10.9(1)     Purchase Agreement by and between ENCAD, Inc. and Onyx
             Graphics Corporation dated March 9, 1996
 10.10(1)    Lease Agreement by and between Raster Graphics, Inc. and
             Principal Mutual Life Insurance Company for facility on
             3025 Orchard Parkway, San Jose, CA
 10.11(1)(2) Development and Purchase Agreement dated March 16, 1996
 10.12(1)    Employment Offer Letter Agreement between the Registrant
             and Rakesh Kumar dated July 3, 1991
 10.13(1)    Employment Offer Letter Agreement between the Registrant
             and Dennis Mahoney dated May 16, 1996
 10.14(3)    Assignment of the Lease Agreement between the Registrant
             and Kaman Music Corporation and Coast Wholesale Music
             Division dated June 27, 1997
 10.15(4)    The Secured Loan Agreement between the Registrant and
             Dennis R. Mahoney dated June 25, 1997
 10.16       The Consulting Agreement between the Registrant and The
             Brenner Group LLC dated May 14, 1998
 10.17       Indemnification Agreement between the Registrant and The
             Brenner Group LLC
 10.18       Indemnification Agreement between Registrant and Kathy J.
             Bagby.
 10.19       Agreement and Plan of Merger between Registrant and
             Gretag Imaging Group, Inc. dated as of October 6, 1998
 10.20       Loan and Pledge Agreement between Registrant and Gretag
             Imaging Group, Inc. dated as of October 6, 1998
 10.21       Asset and Subsidiary Stock Option Agreement between
             Registrant and Gretag Imaging Group, Inc. dated as of
             October 6, 1998
 10.22*      1997 Stock Option Plan
 10.23       Form of Stockholders Agreement between Gretag Imaging
             Group, Inc. and certain stockholders.
 21.1(1)     Subsidiaries of Registrant
 23.1        Consent of Ernst & Young LLP, Independent Auditors
 24.1        Power of Attorney (reference is made to page 44 of this
             Report).
 27          Financial Data Schedule

--------
(1) Incorporated by reference to exhibits filed in response to Item 16(a), "Exhibits," of the Registrant's Registration Statement on Form S-1, as amended (File No. 333-06617), which was filed with the Commission on August 8, 1996.
(2) Confidential treatment has been granted as to certain portions of this Exhibit by the Securities and Exchange Commission.
 *  Management contract or compensatory plan or arrangement
(3) Incorporated by reference to exhibits of the Registrant 10-Q for the quarter ended June 30, 1997.
(4) Incorporated by reference to exhibits of the Registrant 10-Q for the quarter ended September 30, 1997.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
 Raster Graphics, Inc.

  We have audited the accompanying consolidated balance sheets of Raster Graphics, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Raster Graphics, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

  The accompanying financial statements have been prepared assuming that Raster Graphics, Inc. will continue as a going concern. As more fully disclosed in Note 2 to the financial statements, the Company incurred significant operating losses in 1997 and has experienced a significant decline in working capital. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty

                                             /s/ ERNST & YOUNG LLP

San Jose, California
September 25, 1998

                             RASTER GRAPHICS, INC.

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                     DECEMBER 31, DECEMBER 31,
                                                         1997         1996
                                                     ------------ -------------
                                                                  (RESTATED)(1)
ASSETS
Current assets:
  Cash and cash equivalents.........................   $ 3,727       $ 2,963
  Short term investments............................     1,600        13,100
  Accounts receivable, net of allowance for doubtful
   accounts of $4,668 in 1997 and $606 in 1996......     8,050        10,070
  Inventories.......................................     6,640         6,705
  Prepaid expenses..................................       523           506
                                                       -------       -------
    Total current assets............................    20,540        33,344
  Property and equipment, net.......................     4,443         2,547
  Deposits and other assets.........................       575           585
  Intangible assets related to acquisitions.........        --           102
                                                       -------       -------
    Total assets....................................   $25,558       $36,578
                                                       =======       =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..................................   $ 8,711       $ 4,953
  Accrued payroll and related expenses..............     1,000         1,089
  Accrued warranty..................................       670           331
  Other accrued liabilities.........................     5,122         1,635
  Deferred revenues.................................     1,361         1,162
  Current portion of long-term borrowing............       225           303
                                                       -------       -------
    Total current liabilities.......................    17,089         9,473
  Long-term borrowing...............................       164           178
  Commitments and contingencies
  Stockholders' equity:
    Preferred stock:
    Authorized shares -- 2,000,000
    Issued and outstanding shares--none.............        --            --
  Common stock, $0.001 par value:
    Authorized shares -- 50,000,000
    Issued and outstanding shares 9,587,748 in 1997
     and 9,192,289 in 1996..........................        10            10
  Additional paid-in capital........................    43,279        42,746
  Accumulated deficit...............................   (34,382)      (15,417)
  Cumulative translation adjustment.................      (315)           --
  Deferred compensation.............................      (287)         (392)
  Note receivable from stockholder..................        --           (20)
                                                       -------       -------
    Total stockholders' equity......................     8,305        26,927
                                                       -------       -------
    Total liabilities and stockholders' equity......   $25,558       $36,578
                                                       =======       =======

--------
(1) Restated for the pooling of interest with ColourPass. (See note 5.)

          See accompanying notes to consolidated financial statements.

                             RASTER GRAPHICS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                  YEAR ENDED DECEMBER 31
                                           -------------------------------------
                                             1997        1996          1995
                                           --------  ------------- -------------
                                                     (RESTATED)(1) (RESTATED)(1)
Net revenues.............................. $ 48,928    $ 42,629      $ 28,870
Cost of revenues..........................   42,754      25,343        18,691
                                           --------    --------      --------
Gross profit..............................    6,174      17,286        10,179
Operating expenses:
  Research and development................    5,763       4,516         3,373
  Sales and marketing.....................    9,870       7,302         4,464
  General and administrative..............    3,855       1,887           925
  Allowance for doubtful accounts.........    4,394         403           509
  Merger related expenses.................      139          --            --
  Write-off acquired goodwill.............    1,211          --            --
  Acquired in-process research
   and development........................       --          --           889
                                           --------    --------      --------
    Total operating expenses..............   25,232      14,108        10,160
                                           --------    --------      --------
Operating income (loss)...................  (19,058)      3,178            19
Interest income, net......................      403         309            49
                                           --------    --------      --------
Income (loss) before provision
 for income taxes......................... (18,655)       3,487            68
Provision for income taxes................      310         425            82
                                           --------    --------      --------
Net income (loss)......................... $(18,965)   $  3,062      $    (14)
                                           ========    ========      ========
Net income (loss) per share--basic........ $  (2.01)   $   0.40      $     --
                                           ========    ========      ========
Weighted average number of shares
 and equivalents outstanding--basic.......    9,426       7,562         6,025
                                           --------    --------      --------
Net income (loss) per share--diluted...... $  (2.01)   $   0.35      $     --
                                           ========    ========      ========
Weighted average number of shares
 and equivalents outstanding--diluted.....    9,426       8,642         6,025
                                           ========    ========      ========

--------
(1) Restated for the pooling of interest with ColourPass. (See Note 5).

          See accompanying notes to consolidated financial statements.

                             RASTER GRAPHICS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                          CONVERTIBLE PREFERRED
                                  STOCK              COMMON STOCK   ADDITIONAL
                          -----------------------------------------  PAID-IN   ACCUMULATED
                             SHARES       AMOUNT    SHARES   AMOUNT  CAPITAL     DEFICIT
                          -------------  ------------------- ------ ---------- -----------
Balance at January 1,
 1995 (Restated)(1).....      4,853,988   $     5    420,852  $ 1    $22,433    $(18,465)
Issuance of convertible
 preferred
 stock, net of issuance
  costs.................        595,368         1        --   --       1,476         --
Issuance of convertible
 preferred
 stock for Onyx Acquisi-
  tion..................        443,360       --         --   --       1,098         --
Issuance of common stock
 under
 stock option plan and
  upon
 exercise of warrants...            --        --     144,231  --         260         --
Net income
 (Restated)(1)..........            --        --         --   --         --          (14)
                          -------------   -------  ---------  ---    -------    --------
Balance at December 31,
 1995 (Restated)(1).....      5,892,716         6    565,083    1     25,267     (18,479)
Conversion of preferred
 stock..................     (5,892,716)       (6) 5,892,716    6         --          --
Proceeds from IPO, net
 of
 offering expenses of
  $2,716................            --        --   2,450,000    3     16,880         --
Issuance of common stock
 under stock option
  plans and
 upon exercise of war-
  rants.................            --        --     284,490  --         181         --
Unearned compensation
 related
 to stock options.......            --        --         --   --         418         --
Amortization of unearned
 compensation                       --        --         --   --         --          --
Note receivable from
 stockholder............            --        --         --   --         --          --
Net income
 (Restated)(1)..........            --        --         --   --         --        3,062
                          -------------   -------  ---------  ---    -------    --------
Balance at December 31,
 1996 (Restated)(1).....            --        --   9,192,289   10     42,746     (15,417)
Issuance of common stock
 under employee stock
  purchase plan.........            --        --      59,261  --         291         --
Issuance of common stock
 under stock option
  plans.................            --        --     336,198  --         242         --
Amortization of unearned
 compensation...........            --        --         --   --         --          --
Repayment of note
 receivable from
 stockholder............            --        --         --   --         --          --
Foreign currency
 translation
 adjustment.............            --        --         --   --         --          --
Net loss................            --        --         --   --         --      (18,965)
                          -------------   -------  ---------  ---    -------    --------
Balance at December 31,
 1997...................            --    $   --   9,587,748  $10    $43,279    $(34,382)
                          =============   =======  =========  ===    =======    ========

--------
(1) Restated for the pooling of interests with ColourPass (see Note 5).

                                                         NOTES
                             CUMULATIVE                RECEIVABLE      TOTAL
                             TRANSLATION   DEFERRED       FROM     STOCKHOLDERS'
                             ADJUSTMENT  COMPENSATION STOCKHOLDERS    EQUITY
                             ----------- ------------ ------------ -------------
Balance at January 1, 1995
 (Restated)(1).............    $  --        $  --        $ --        $  3,974
Issuance of convertible
 preferred stock, net of
 issuance costs............       --           --          --           1,477
Issuance of convertible
 preferred stock for Onyx
 Acquisition...............       --           --          --           1,098
Issuance of common stock
 under stock option plan
 and upon exercise of
 warrants..................       --           --          --             260
Net income (Restated)(1)...       --           --          --             (14)
                               ------       ------       -----       --------
Balance at December 31,
 1995 (Restated)(1)........       --           --          --           6,795
Conversion of preferred
 stock.....................       --           --          --             --
Proceeds from IPO, net of
 offering expenses of
 $2,716....................       --           --          --          16,883
Issuance of common stock
 under stock option plans
 and upon exercise of
 warrants..................       --           --          --             181
Unearned compensation
 related to stock options..       --          (418)        --             --
Amortization of unearned
 compensation..............       --            26         --              26
Note receivable from
 stockholder...............       --           --          (20)           (20)
Net income (Restated)(1)...       --           --          --           3,062
                               ------       ------       -----       --------
Balance at December 31,
 1996 (Restated)(1)........       --          (392)        (20)        26,927
Issuance of common stock
 under employee stock
 purchase plan.............       --           --          --             291
Issuance of common stock
 under stock option plans..       --           --          --             242
Amortization of unearned
 compensation..............       --           105         --             105
Repayment of note
 receivable from
 stockholder...............       --           --           20             20
Foreign currency
 translation adjustment....      (315)         --          --            (315)
Net loss...................       --           --          --         (18,965)
                               ------       ------       -----       --------
Balance at December 31,
 1997......................    $ (315)      $ (287)      $ --        $  8,305
                               ======       ======       =====       ========


          See accompanying notes to consolidated financial statements.

                             RASTER GRAPHICS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                    YEAR ENDED
                                      ---------------------------------------
                                      DECEMBER 31, DECEMBER 31,  DECEMBER 31,
                                          1997         1996          1995
                                      ------------ ------------- ------------
                                                   (RESTATED)(1)  (RESTATED)(1)
OPERATING ACTIVITIES
Net (loss) income...................    $(18,965)     $ 3,062       $  (14)
Adjustments to reconcile net (loss)
 income to net cash used in
 operating activities:
  Depreciation......................       1,139        1,018          697
  Amortization......................         102          156          196
  Acquired in-process research and
   development......................          --           --          889
  Amortization of deferred
   compensation.....................         105           26           --
Changes in operating assets and
 liabilities:
  Accounts receivable...............       2,757       (4,100)      (2,185)
  Inventories.......................         926       (3,328)      (1,394)
  Prepaid expenses and other
   assets...........................         100         (817)         274
  Accounts payable..................       1,682        2,437        1,298
  Accrued payroll and related
   expenses.........................         (89)         506          123
  Other accrued liabilities.........       3,731          709          429
  Deferred revenue from related
   parties..........................          --           --         (152)
  Deferred revenues.................         199           48         (760)
                                        --------      -------       ------
Net cash used in operating
 activities.........................      (8,313)        (283)        (599)
INVESTING ACTIVITIES
Capital expenditures................      (2,746)      (1,871)      (1,121)
Datagraph acquisition, net of cash
 acquired...........................         235           --           55
Purchases of short term
 investments........................        (485)     (32,055)          --
Proceeds from sale of short term
 investments........................      11,985       18,955           --
                                        --------      -------       ------
Net cash provided by (used in)
 investing activities...............       8,989      (14,971)      (1,066)
FINANCING ACTIVITIES
Proceeds from notes payable.........          --           --          418
Repayment of term loan..............        (148)        (378)        (473)
Repayment of note from shareholder..          20           --           --
Proceeds from Initial Public
 Offering...........................          --       16,884           --
Proceeds from exercise of common
 stock options......................         533          161          196
Proceeds from issuance of
 convertible preferred stock........          --           --        1,467
                                        --------      -------       ------
Net cash provided by financing
 activities.........................         405       16,667        1,608
                                        --------      -------       ------
Effect of exchange rate changes on
 cash and cash equivalent...........        (317)          --           --
                                        --------      -------       ------
Net increase (decrease) in cash and
 cash equivalents...................         764        1,413          (57)
Cash and cash equivalents at
 beginning of year..................       2,963        1,550        1,607
                                        --------      -------       ------
Cash and cash equivalents at end of
 year...............................    $  3,727      $ 2,963       $1,550
                                        ========      =======       ======
SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION
Cash paid for interest..............    $     64      $    73       $   57
Cash paid for taxes.................    $     72      $    85       $   28

--------
(1) Restated for the pooling of interest with ColourPass (see Note 5).

          See accompanying notes to consolidated financial statements.

                             RASTER GRAPHICS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. PREVIOUSLY REPORTED FINANCIAL RESULTS

  On February 26, 1998 the Company announced its financial results for the year ended December 31, 1997. The Company reported revenue of $54.7 million, gross profit of $19.5 million, operating expenses of $20.6 million and a net loss of $1.2 million for fiscal 1997. On April 1, 1998 the Company announced that it would revise its 1997 financial results.

  In March 1998, after consultation with its independent accountants, the Board of Directors of the Company performed a review of the Company's accounting and business practices. By mid-April the Board of Directors became aware of pervasive errors and irregularities that ultimately affect the dollar amount and timing of reported revenues in 1997. The Board of Directors instructed that an analysis be conducted on these matters.

  The irregularities took numerous forms and were primarily the result of a lack of compliance with the Company's procedures and controls. The Company has concluded that the earnings process for a significant number of printer sales were not complete at the time of shipment. Further, the Company has determined that arrangements with a number of resellers resulted in significant concessions or allowances that were not accounted for when the revenue was originally reported as earned.

  In addition, the Company has determined that its allowances for doubtful accounts receivable balances and excess and obsolete inventory, and the realizable value of inventory and the goodwill recorded on the acquisition of Datagraph have been incorrectly estimated.

  As a result, for the year ended December 31, 1997 the Company reversed recorded revenues of $5.8 million, recorded additional cost of revenue of $7.6 million, and additional operating expenses of $4.6 million. In addition, the Company has restated its previously reported results for each interim period in the nine months ended September 30, 1997.

  The Company has also restated the net assets purchased on the acquisition of Datagraph, a distributor of LFDP systems in France. The original figures were based on an estimate, which has since been revised to reflect actual values. In particular, an intangible asset of $1,420,000 was initially recorded and was revised to $1,211,000. This intangible asset was written off in the fourth quarter of 1997 following a revision to the Company's sales forecasts. In addition, based on recent developments, it is likely that Datagraph will commence bankruptcy proceedings in the near term and cease operations.

2. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Organization

  Raster Graphics, Inc. (the Company) was incorporated on July 27, 1987. The Company operates in a single segment consisting of the design, manufacture and marketing of large format digital printing systems and related software and consumables.

 Basis of Presentation

  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Onyx Graphics Corporation, Raster Graphics GmbH, a German corporation, Raster Graphics Limited, a company incorporated in England and Wales and Datagraph, a French corporation. The functional currencies of the subsidiaries have been determined to be the local currencies. Consequently, assets and liabilities of operations outside the United States are translated into U.S. dollars using period-end exchange rates, and revenues and expenses are translated at the average monthly exchange rates. Gains and losses from this translation process are credited or charged to stockholders' equity. All material inter-company accounts and transactions have been eliminated.

                             RASTER GRAPHICS, INC.

  These consolidated financial statements have been restated to include the amounts of ColourPass, which was merged with the Company's wholly owned subsidiary, Raster Graphics Systems Ltd., effected March 18, 1997, for relevant periods prior to the merger (see Note 5). All periods presented have been restated to reflect the merger which has been accounted for as a pooling of interests.

  As a result of the Company's significant operating losses and the cost of acquiring and funding its recent acquisitions, the Company's working capital has been substantially reduced. The Company ended fiscal 1997 with a working capital of $3.5 million and cash, cash equivalents and short-term investments of $5.3 million compared with $23.9 million of working capital and $16.1 million of cash, cash equivalents, and short-term investments at the end of fiscal 1996. The Company's accumulated deficit was $34.4 million at December 31, 1997. The Company's available working capital is not sufficient to maintain the Company's activities.

  Operating results for the quarters ended March 31, 1998, and June 30, 1998, based upon trended analysis, indicate that Company revenues have decreased and expenses have increased. In order to return to profitability, the Company must take active measures to reverse this trend. There can be no assurances that this trend will be reversed or that the Company will return to profitability.

  The Company has entered into an Agreement and Plan of Merger with Gretag Imaging Group, Inc. ("Gretag") for the acquisition of the Company for approximately $1.30 per share (the "Merger"). The Company has also entered into a Loan and Pledge Agreement and Asset and Subsidiary Stock Option Agreement and certain of its stockholders have entered into a Stockholders Agreement with Gretag. Pursuant to the Loan and Pledge Agreement, Gretag is providing the Company a loan facility secured by 100% of the issued stock of Onyx, a wholly owned subsidiary of the Company. The Company may draw down amounts together with accrued interest of up to $5,000,000. The first installment of $500,000 was received by the Company on September 23, 1998. In addition, Gretag has the option to purchase up to $5,000,000 of the Company's Common Stock in exchange for forgiving the loan and paying the balance in cash. Pursuant to the Asset and Subsidiary Stock Option Agreement, (i) if the Agreement and Plan of Merger is terminated, Gretag has the option to acquire Onyx for $5,000,000 less the amount drawn down under the loan facility, or
(ii) if the Company's stockholders do not vote in favor of the Merger, if the Company accepts a superior offer to sell the Company or upon certain other events, Gretag has the option to acquire the Company's inkjet technology for $6,000,000 less the amount drawn down under the loan facility. Pursuant to the terms of the Stockholders Agreement, stockholders of the Company holding approximately 20% of the Company's outstanding Common Stock have agreed to vote in favor of the Merger and against any other proposal to acquire the Company. The Merger and the Agreement and Plan of Merger requires stockholder approval and consummation of the Merger is conditioned upon settlement of the class action lawsuits against the Company. (See Note 12 for a description of amounts payable on a change in control.)

  The Company's future capital requirements, however, depend on numerous factors, including, without limitation, the success of marketing, sales, and distribution efforts; the success of its research and development programs; the costs involved in preparing, filing, prosecuting, defending, and enforcing intellectual property rights; competition; competing technology and market developments; and the effectiveness of product commercialization activities and arrangements.

  There can be no assurance that the Company will obtain further additional financing or product revenue necessary to continue operations. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

 Use of Estimates

  The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions. These assumptions affect the reported amounts of

                             RASTER GRAPHICS, INC.

assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  In particular, the Company has recorded accounts receivable of $8,050,000, net of an allowance for doubtful accounts of $4,668,000. The allowance for doubtful accounts is based among other things, upon management's estimate as to the credit worthiness of its customers and their willingness to pay. Management has undertaken efforts to collect amounts owed by its customers and to reduce the accounts receivable balance to more desired levels over the near term. No estimate can be made of a range of amounts of loss that are reasonably possible, should Management's efforts not be successful.

  Management also determined that the Company's inventory is in excess of its current requirements and has written down inventory by $10.4 million to reflect net realizable value and also excess and obsolete inventory. Management is in the process of developing a plan to reduce the Company's inventory to more desired levels over the near term. No estimate can be made of a range of amounts of loss that are reasonably possible should the plan not be successful.

  Furthermore, management has estimated the expected cost of performing work under printer warranties, which is based in part on the number of units sold, the likelihood of operating problems occurring and the cost of repair and has included in cost of revenues of approximately $653,000 for the expected costs. No estimate can be made of the range of amounts of loss that are reasonably possible should the warranty work not be successful.

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

 Revenue Recognition

  Revenue from product sales is recognized upon the later of shipment, acceptance of the product by the customer, or when payment from the customer is assured. In particular, where the Company has made arrangements with customers, such as resellers, that have resulted in contingencies or allowances after the product has shipped, revenue is recognized once the contingency has been removed and cash collection is assured.

                             RASTER GRAPHICS, INC.

  Further, where a customer has obtained financing through a third party broker, revenue is not recognized until the finance agreement is in place and the product has been accepted by the customer.

  Revenue under maintenance contracts is recognized ratably over the term of the related contract, generally twelve months.

  The Company estimates and maintains a reserve for product returns.

 Advertising Costs

  Advertising costs are expensed when incurred and amounted to $161,000, $190,000 and $77,000 for the years ended December 31, 1997, 1996, and 1995 respectively.

 Net Income (Loss) Per Share

  In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported earnings per share. All earnings per share amounts for all periods presented have been restated to conform to the Statement 128 requirements.

  Pro forma net income (loss) per share for the years ended December 31, 1995 and 1996 have been computed as described above and also gives effect, even if antidilutive, to common equivalent shares from preferred stock that automatically converted upon the closing of the Company's initial public offering (using the as-if-converted method).

 Impact of Recently Issued Accounting Standards

  In October 1997 and March 1998 the Accounting Standards Executive Committee issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition" and SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition", respectively, which will be effective for the Company's transactions entered into after December 31, 1997. The Company is assessing the impact of the implementation of SOP 97-2 and SOP 98-4 on reported revenue and earnings.

  In June 1997, the Financial Accounting Standards Board issued Statement Number 130, "Reporting of Comprehensive Income". This Statement requires that all items that are to be required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement is effective for fiscal years beginning after December 15, 1997 and will be adopted by the Company for the year ended December 31, 1998. The Company is assessing the impact of this Statement on its financial statements.

  In June 1997, the Financial Accounting Standards Board issued Statement Number 131, "Disclosures About Segments of an Enterprise and Related Information. This Statement replaces Statement Number 14 and changes the way public companies report segment information. This Statement is effective for fiscal years beginning after December 15, 1997 and will be adopted by the Company for the year ended December 31, 1998. The Company is assessing the impact of this Statement on its financial statements.

  In June 1988, the Financial Accounting Standards Board issued Statement Number 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred

                             RASTER GRAPHICS, INC.

to as derivatives) and for hedging activities. This Statement is effective for fiscal years beginning after June 30, 1999 and will be adopted by the Company for the year ended December 31, 2000. The Company is assessing the impact of this Statement on its financial statements.

2. CONCENTRATIONS

 Credit Risk

  Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of investments in cash equivalents, short term investments and receivables from customers. The Company invests in money market funds, commercial paper and state and municipal bonds of high credit quality institutions. The Company is exposed to credit risks in the event of default by these institutions to the extent of the amount recorded on the balance sheet. The Company maintains reserves for potential credit losses.

  A significant number of the Company's customers and suppliers are based in Asia and Latin America. The financial instability in these regions may have an adverse impact on the financial position of customers and suppliers in the region which could impact the Company's future revenues and operations, including the ability of customers to pay the Company. Should the current volatility in Asia and Latin America continue, either the Company or the Company's customers may be unable to sell its products in the region. The inability to generate revenue in this region, or the inability to collect amounts due, would have a material adverse impact on the Company's business, financial condition and results of operations.

 Dependence on Major Subcontractors and Suppliers

  The Company relies on subcontractors and suppliers to manufacture, subassemble, and perform first-stage testing of DCS printer components. The Company relies on single suppliers for the PiezoPrint 1000 printer and for certain critical components for the PiezoPrint 5000 and DCS printers. The Company also relies on single suppliers for certain consumables to support its line of printers. The loss of certain subcontractors or suppliers or the failure of subcontractors or suppliers to meet the Company's price, quality, quantity, and delivery requirements would have a material adverse effect on the Company's business, financial condition, and results of operations.

 Dependence on Limited Products

  The majority of the Company's sales are derived from two principal product lines, the DCS and PiezoPrint printing systems, printers and related consumables, and the Company anticipates that it will derive the bulk of its future revenues from sales of these products. If the Company is unable to generate sufficient sales of these product lines due to competitive factors, manufacturing difficulties, or other reasons, it may be unable to continue its business.

 Major Customers

  One customer accounted for 10.9% of net revenues for 1995. No customer accounted for more than 10% of net revenue during 1997 or 1996.

3. FINANCIAL INSTRUMENTS

 Available-For-Sale Securities

  As of December 31, 1997, the Company has $1.6 million of investments in state and municipal bonds. These state and municipal bonds bear interest at a rate which automatically resets to the prevailing market interest rate

                             RASTER GRAPHICS, INC.

at approximately 35-day intervals. As of December 31, 1997, substantially all the available-for-sale securities have principal maturity dates of over ten years. The gross unrealized gains and gross unrealized losses at December 31, 1997 were immaterial to the Company and, therefore, no amounts were recorded to stockholders' equity. There were no sales of available-for-sale securities during fiscal 1996.

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

  At December 31, 1997, the Company held a foreign currency forward contract which matured in January 1998 to buy 25.6 million Japanese yen for $200,000. The fair value of the yen underlying this instrument at December 31, 1997, was $196,000.

 Valuation of Financial Instruments

  The fair values for cash equivalents and short term investments represent the quoted market prices at the balance sheet dates. The fair values for foreign currency forward contracts represent the difference between the contracted forward rate and the quoted fair value of the underlying yen at the balance sheet date.

4. BALANCE SHEET COMPONENTS

 Inventories

  Inventories consist of the following (in thousands):

                                                      DECEMBER 31, DECEMBER 31,
                                                          1997         1996
                                                      ------------ -------------
                                                                   (RESTATED)(1)
      Raw materials..................................   $ 2,934       $  956
      Work in progress...............................       958        1,708
      Finished goods.................................     2,748        4,041
                                                        -------       ------
                                                        $ 6,640       $6,705
                                                        =======       ======

     --------
     (1) Restated for the pooling of interest with ColourPass (see Note 5)

                             RASTER GRAPHICS, INC.

PROPERTY AND EQUIPMENT

  Property and equipment consist of the following (in thousands):

                                                      DECEMBER 31, DECEMBER 31,
                                                          1997         1996
                                                      ------------ -------------
                                                                   (RESTATED)(1)
      Machinery and equipment........................    $8,518       $5,615
      Furniture and fixtures.........................       517          400
      Leasehold improvements.........................       728          543
                                                         ------       ------
                                                          9,763        6,558
      Accumulated depreciation.......................     5,320        4,011
                                                         ------       ------
                                                         $4,443       $2,547
                                                         ======       ======

     --------
     (1) Restated for the pooling of interest with ColourPass (see Note 5)

  Property and equipment includes approximately $213,000 of equipment under capital leases as of December 31, 1997. The related depreciation expense totaled approximately $9,000 for the year ended December 31, 1997. The Company did not have any property and equipment under capital leases as of December 31, 1996.

INTANGIBLE ASSETS

    Intangible assets consist of the following (in thousands):

                                                                   DECEMBER 31,
                                                                       1996
                                                                   -------------
                                                                   (RESTATED)(1)
      Assembled work force........................................     $ 80
      Trademarks and tradenames...................................       54
      Developed technology........................................      280
      Distributor relationships...................................       40
      Goodwill....................................................      --
                                                                       ----
                                                                        454
      Accumulated amortization....................................      352
                                                                       ----
      Net intangible assets.......................................     $102
                                                                       ====

     --------
     (1) Restated for the pooling of interest with ColourPass (see Note 5)

  At December 31, 1997 all intangible assets were either fully amortized or written off.

  The Company has adopted FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of".

  As a result of the existence of certain impairment indicators, the Company had determined that the value of certain assets are impaired and has recorded impairment write-downs of $1.2 million in relation to certain intangible assets (see Note 5), which have been expensed in fiscal 1997. Those impairment indicators include a significant operating loss in 1997.

                             RASTER GRAPHICS, INC.

5. BUSINESS COMBINATIONS

  On September 30, 1997, Raster Graphics acquired Datagraph, a French-based distributor of large-format digital imaging systems. In exchange for the outstanding stock of Datagraph, the Company agreed to pay approximately $1,100,000 in a series of payments through September 30, 1998. The acquisition was accounted for as a purchase with the results of operations of the acquired business being included in the consolidated results of operations for the period subsequent to the acquisition date. Including acquisition costs, the transaction resulted in goodwill of $1,211,000, which based on the Company's sales forecasts was written off during the fourth quarter of 1997. The operating results of Datagraph prior to the acquisition are not material in relation to the Company. In addition, based on recent developments, it is likely that Datagraph will commence bankruptcy proceedings in the near term and cease operations.

  On March 18, 1997, the Company completed a merger with ColourPass, a business in the United Kingdom, in which ColourPass was merged with Raster Graphics System Limited, a wholly owned subsidiary of the Company. On the effective date of the merger, the Company issued 220,426 shares of common stock to the owners of ColourPass. The combination was accounted for as a pooling of interests. Accordingly, the consolidated statements of operations for the years ended December 31, 1996 and 1995, the balance sheet as of December 31, 1996, and all related footnotes presented herein have been restated to include the accounts of Raster Graphics, Inc. and ColourPass.

  The table below sets forth the composition of combined revenues and net income (loss) for the periods indicated (in thousands). Merger related expenses of $139,000 incurred in the first quarter of 1997 were included in the Raster Graphics, Inc. and ColourPass net income (loss).

                                                      DECEMBER 31, DECEMBER 31,
                                                          1997         1996
                                                      ------------ -------------
                                                                   (RESTATED)(1)
      Revenues
        Raster Graphics, Inc.........................   $39,395       $26,045
        ColourPass...................................     3,234         2,825
                                                        -------       -------
          Combined...................................   $42,629       $28,870
                                                        =======       =======
      Net income (loss)
        Raster Graphics, Inc.........................   $ 3,298       $    77
        ColourPass...................................      (236)         (91)
                                                        -------       -------
          Combined...................................   $ 3,062       $   (14)
                                                        =======       =======

  On August 10, 1995, the Company acquired Onyx Graphics Corporation ("Onyx") for 443,359 shares of convertible preferred stock of the Company, the cancellation of a note due from Onyx and for the assumption of options to acquire Onyx common stock. The consideration, including acquisition costs, totaled $1.5 million. The Company expensed $750,000 of acquired in-process research and development and wrote off $139,000 for redundant PostScript licenses in the September 1995 quarter. The acquisition has been accounted for as a purchase with the results of operations of the acquired business being included in the consolidated results of operations for the period subsequent to the acquisition date.

                             RASTER GRAPHICS, INC.

6. NET INCOME (LOSS) PER SHARE

  The following table sets forth the computation of basic and diluted earnings per share (in thousands, except earnings per share):

                                                        YEARS ENDED DECEMBER
                                                                 31,
                                                        ----------------------
                                                          1997     1996  1995
                                                        --------  ------ -----
     Numerator for basic and diluted earnings per
      share net income (loss).........................  $(18,965) $3,062 $ (14)
                                                        ========  ====== =====
     Denominator for basic earnings per share
     Weighted average common shares...................     9,426   4,007   441
     Convertible preferred stock (pro forma 1996 and
      1995)...........................................       --    3,555 5,584
                                                        --------  ------ -----
     Shares used in computing basic earnings per share
      (pro forma 1996 and 1995).......................     9,426   7,562 6,025
                                                        ========  ====== =====
     Basic earnings per share (pro forma 1996 and
      1995)...........................................  $  (2.01) $ 0.40 $ --
                                                        ========  ====== =====
     Denominator for diluted earnings per share
     Weighted average common shares...................     9,426   4,007   441
     Convertible preferred stock (pro forma 1995).....       --    3,555 5,584
     Stock options and warrants.......................       --    1,080   --
                                                        --------  ------ -----
     Shares used in computing diluted earnings per
      share (pro forma 1995)..........................     9,426   8,642 6,025
                                                        ========  ====== =====
     Diluted earnings per share (pro forma 1995)......  $  (2.01) $ 0.35 $ --
                                                        ========  ====== =====

  Options to purchase 1,735,714 shares and 10,400 shares issuable on the conversion of warrants were outstanding at December 31, 1997 and 1,112,350 options to purchase shares and 10,400 shares issuable on the conversion of warrants were outstanding at December 31, 1995 and were excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive.

7. BORROWINGS

  The Company's long-term debt includes two notes payable. The first note issued on August 29, 1994 has a principal balance of $13,000 at December 31, 1997 with interest being charged at 1.0% above the lenders prime rate. An additional note issued on June 5, 1995 has a principal balance of $115,000 at December 31, 1997 with interest being charged at a rate of 0.5% above the lenders prime rate. Such prime rate was 8.5% at December 31, 1997.

  In December 1997 the Company's bank line of credit agreement was amended. The facility was increased to $10 million and extended one year to expire on December 13, 1998 and the line of credit is governed by a borrowing base of eligible accounts receivable and is secured by the Company's assets. Interest is charged at the lender's prime rate plus 0.25 percentage points.

  In July 1998 the Company's bank line of credit agreement was further amended. The facility was decreased to $4.1 million, extended to December 31, 1998 and the interest rate was revised to the Lender's prime rate plus 2.0 percentage points. At December 31, 1997, no amounts were outstanding under the line of credit.

  These notes are secured by the tangible assets of the Company. The notes include various financial covenants which make reference to the Company's profitability and liquidity. If the Company fails to satisfy these covenants, all outstanding amounts of the principal and unpaid interest immediately become due and payable. Currently, the Company is not in compliance with these Bank covenants.

                             RASTER GRAPHICS, INC.

  In addition, the Company's wholly owned subsidiary, Datagraph, has various notes payable which have a total outstanding balance of $56,000 at December 31, 1997. As it is likely that Datagraph will commence bankruptcy proceedings in the near term and cease operations, all of the outstanding balances have been classified as being due within one year.

  Future principal maturities on the notes payable at December 31, 1997 are as follows (in thousands):

         1998.............................................. $184
                                                            ====

8. COMMITMENTS

  The Company leases its principal facilities under operating lease arrangements. Future minimum annual rental payments are as follows for the years ended December 31 (in thousands):

         1998............................................ $  993
         1999............................................    967
         2000............................................    909
         2001............................................    690
         2002............................................     78
                                                          ------
                                                          $3,637
                                                          ======

  Rent expense for the fiscal years ended 1997, 1996, and 1995 was approximately $895,000, $614,000, and $539,000, respectively.

  The Company leases some equipment under capital leases. Future minimum lease payments under capital leases are as follows for years ended December 31:

                                                      CAPITAL
                                                       LEASES
                                                   --------------
                                                   (IN THOUSANDS)
         1998....................................       $ 69
         1999....................................         68
         2000....................................         68
         2001....................................         60
         2002....................................          9
                                                        ----
         Total minimum lease and principal pay-
          ments..................................        274
         Amount representing interest............        (69)
                                                        ----
         Present value of future payments........        205
         Current portion of capital lease obliga-
          tions..................................         41
                                                        ----
         Noncurrent portion of capital lease ob-
          ligations..............................       $164
                                                        ====

  The Company has purchase commitments of approximately $2.1 million to suppliers at December 31, 1997, including non-cancelable purchase orders totaling $1 million for products in excess of current requirements which have been expensed to cost of revenues in 1997.

9. STOCKHOLDERS' EQUITY

  In August 1996, the Board of Directors and stockholders approved a one-for-five reverse split of the Company's common and preferred stock and reincorporation of the Company into the State of Delaware. All shares and per share amounts in the accompanying consolidated financial statements have been adjusted retroactively.

                             RASTER GRAPHICS, INC.

Initial Public Offering

  In August 1996, the Company completed its initial public offering and issued 2,450,000 shares of its common stock to the public at a price of $8.00 per share. The Company received approximately $16.9 million of cash, net of underwriting discounts, commissions, and other offering costs incurred to date. Upon completion of the offering, all outstanding shares of Preferred Stock and 70,412 warrants were converted into shares of Common Stock on a one-for-one basis.

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

Stockholder Rights Plan

  On February 3, 1998 the Board of Directors approved a Stockholder Rights Plan where the Board declared a dividend of one right for each share of common stock outstanding. Each right will entitle stockholders to buy one one-thousandth of a share of the company's Series A participating Preferred Stock at an exercise price of $30 and under certain circumstances will entitle stockholders, other than a potential acquirer, to purchase at the then current exercise price, that number of shares of Raster Graphics' common stock having a market value at that time of twice the exercise price. The Rights will separate from the common stock and become exercisable following the tenth day after a person or group acquires beneficial ownership of 15% or more of the Company's common stock or announces a tender or exchange offer, the consummation of which would result in ownership by a person or group of 15% or more of the Company's common stock (the Distribution Date). The Rights expire on the earliest of (a) January 29, 2008, (b) exchange or redemption of the Rights or (c) consummation of a merger or consolidation or sale of assets resulting in expiration of the Rights. The Rights will not have any voting rights.

Stock Option Plans

  The Company has stock option plans (the "Plans") under which key employees, consultants and Directors may be granted incentive or nonstatutory stock options for the purchase of common stock.

  The Company's 1988 stock options plan (the "1988 Stock Plan") was adopted by the Board of Directors in 1988. 1,560,000 shares are authorized for issuance under this plan.

  The Company's 1996 Stock Plan (the "1996 Stock Plan") was adopted by the Board of Directors and approved by the stockholders in August 1996. An aggregate of 800,000 shares of the Company's common stock are reserved for issuance under the 1996 Stock Plan. Upon adoption of the 1996 Stock Plan, the Company's Board of Directors determined to make no further grants under the 1988 Option Plan. The 1996 Stock Plan provides for the granting to employees (including officers and employee directors) of "incentive stock options" within the meaning of Section 422 of the Code, for the granting to employees and consultants of nonstatutory stock options and for the granting to employees of stock purchase rights. The 1996 Stock Plan is administered by the Board of Directors (the 1996 Administrator). The 1996 Administrator determines the terms of options and stock purchase rights granted under the 1996 Stock Plan, including the number of shares subject to the option or right, exercise price, term and exercisability.

  The 1996 Directors' Stock Option Plan (the "Directors' Plan") was adopted by the Board of Directors and approved by the stockholders in August 1996. An aggregate of 150,000 shares of common stock are reserved for

                             RASTER GRAPHICS, INC.

issuance under the Directors' Plan. The Directors' Plan provides for the granting of nonstatutory stock options to nonemployee directors of the Company. The Directors' Plan is designed to work automatically without administration; however, to the extent administration is necessary, it will be performed by the Board of Directors. To the extent they arise, it is expected that conflicts of interest will be addressed by abstention of the interested director from both deliberations and voting regarding matters in which he or she has a personal interest.

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

  The Company's 1997 Stock Option Plan (the "1997 Stock Plan") was adopted by the Board of Directors in December 1997. An aggregate of 400,000 shares of the Company's common stock are reserved for issuance under the 1997 Stock Plan. The 1997 Stock Plan provides for the granting to employees (including officers and employee directors upon joining the Company) and consultants of nonstatutory stock options. The 1997 Stock Plan is administered by the Board of Directors or a Committee designated by the Board (the "1997 Administrator"). The 1997 Administrator determines the terms of options granted under the 1997 Stock Plan, including the number of shares subject to the option, exercise price, term and exercisability.

  There are 2,910,000 shares authorized under the Plans. Under the Plans, incentive and nonstatutory options may be granted at an exercise price of not less than 100% and 85%, respectively, of the fair value as determined by the Board of Directors. The options are exercisable at the discretion of the Board of Directors and generally vest at the rate of 12.5% of the original grant, commencing six months after the date of grant or employment, and in monthly increments of approximately 2.08% or quarterly increments of approximately 6.25% of the total grant thereafter. Expiration dates are determined by the Board of Directors, but in no event will they exceed ten years from the date of grant. Unexercised options are cancelable thirty days after the date of termination of employment.

  Because of certain security laws issues applicable to the Company, no stock option grants or exercises have been made (except for a stock grant to the Company's Executive Vice President) since the Company was de-listed from the NASDAQ National Market.

  A summary of the Company's stock option activity, and related information for the years ended December 31 is as follows:

                                1997                1996                1995
                         ------------------- ------------------- -------------------
                                    WEIGHTED            WEIGHTED            WEIGHTED
                                    AVERAGE             AVERAGE             AVERAGE
                                    EXERCISE            EXERCISE            EXERCISE
                          OPTIONS    PRICE    OPTIONS    PRICE    OPTIONS    PRICE
                         ---------  -------- ---------  -------- ---------  --------
Outstanding--beginning
 of year................ 1,535,800   $3.52   1,112,350   $0.51     623,770   $0.49
Granted.................   776,050   $7.10     632,841   $7.83     513,280   $0.53
Exercised...............  (336,198)  $0.72    (141,245)  $0.48     (19,787)  $0.50
Forfeited...............  (239,938)  $6.29     (68,146)  $0.78      (4,913)  $0.50
                         ---------           ---------           ---------
Outstanding--end of
 year................... 1,735,714   $5.28   1,535,800   $3.52   1,112,350   $0.51
                         =========   =====   =========   =====   =========   =====

  At December 31, 1997, there were 633,311 shares of common stock available for option grants.

                             RASTER GRAPHICS, INC.

  The following table summarizes information about options outstanding and exercisable by price range as of December 31, 1997:

                         OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                 --------------------------------------  -----------------------
                                 AVERAGE      WEIGHTED                 WEIGHTED
    RANGE OF       NUMBER       REMAINING     AVERAGE      NUMBER      AVERAGE
    EXERCISE     OUTSTANDING   CONTRACTUAL    EXERCISE   EXERCISABLE   EXERCISE
     PRICES         AS OF      LIFE (YEARS)    PRICE        AS OF       PRICE
---------------  -----------   ------------   --------   -----------   --------
          $0.03       15,960       7.59        $0.03          15,960    $0.03
    $0.50-$0.75      478,926       5.88        $0.50         413,632    $0.50
          $0.80       19,400       7.59        $0.80          19,400    $0.80
    $1.25-$1.50       11,600       7.87        $1.36           7,242    $1.36
    $4.00-$6.00      344,281       9.43        $5.25          56,600    $5.23
    $6.88-$8.75      613,886       8.91        $7.44         155,689    $7.39
   $9.50-$11.00      251,661       8.97        $9.97          54,409    $9.96
                   ---------                                 -------
                   1,735,714       8.15        $5.28         722,932    $3.07
                 ===========   ============   ========   ===========   ========

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

 Stock Purchase Plans

  In 1988, the Company adopted a stock purchase plan (the "1988 Plan") for consultants and key employees of the Company. There are 90,000 shares authorized for issuance under this plan. Under this plan, consultants and key employees may be granted the right to purchase shares of the Company's common stock at not less than 100% of the fair value on the date of grant as determined by the Board of Directors. As of December 31, 1997, 24,000 shares have been issued under the Plan.

  The Company's 1996 Employee Stock Purchase Plan (the "1996 Purchase Plan") was adopted by the Board of Directors and approved by the stockholders in August 1996. Upon adoption of the 1996 Purchase Plan, the Company's Board of Directors determined to make no further grants under the 1988 Plan. A total of 400,000 shares of common stock has been reserved for issuance under this plan. As of December 31, 1997, 54,661 shares have been issued under this plan.

  The 1996 Purchase Plan, which is intended to qualify under Section 423 of the Code, has been implemented by a series of twelve month offering periods with purchases commencing on or about January 1 and July 1 of each year. The Purchase Plan is administered by the Board of Directors. Employees (including officers and employee directors) of the Company, or of any majority owned subsidiary designated by the Board of Directors, are eligible to participate in the Purchase Plan if they are employed by the Company or any such subsidiary for at least 20 hours per week and more than five months per year. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee's compensation at a price equal to the lower of 85% of the fair market value of the Company's common stock at the beginning or end of the offering period. Because of certain securities law issues applicable to the Company, no purchase was made under the Plan on June 30, 1998, and all participants will have withdrawn from the Plan as of September 25, 1998 without any exercise of outstanding options.

                             RASTER GRAPHICS, INC.

 Accounting for Stock Based Compensation

  The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock based compensation because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation", requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's options generally equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized in the Company's financial statements.

  Pro forma information regarding net income (loss) and net income (loss) per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options (including shares issued under the Employee Stock Purchase Plan, collectively called options') granted subsequent to December 31, 1994 under the fair value method of the Statement. The fair value for these options was estimated at the date of grant using the minimum value method prior to the Company's Initial Public Offering ("IPO") in August 1996. Subsequent to the IPO, the fair value of the options has been estimated using the Black-Scholes option pricing model. The following weighted-average assumptions were used in the valuation of options:

                                                            EMPLOYEE STOCK
                                EMPLOYEE STOCK OPTIONS       PURCHASE PLAN
                                -------------------------  ------------------
                                 1997     1996     1995      1997      1996
                                -------  -------  -------  --------  --------
     Risk-free interest rate...    6.47%    6.41%    6.46%     5.41%     5.64%
     Dividend yield............       0%       0%       0%        0%        0%
     Volatility................    0.85     0.28        0%     0.85      0.28
     Average life.............. 5 years  5 years  5 years  6 months  6 months

  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

   The weighted average fair value of options granted during the year ended December 31, 1997, 1996 and 1995 was $5.09, $5.67, and $0.69 per share, respectively for options granted at an exercise price equal to fair value at the grant date, and $2.92 and per share, for options granted at an exercise price less than the fair value at the grant date during the year ended December 31, 1996. The weighted average estimated fair value of employee stock purchase rights granted during 1997 was $4.25.

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period (for employee stock options) and the six month purchase period (for stock purchases under the Employee Stock Purchase Plan). The Company's pro forma information at December 31 is as follows:

                                          1997          1996          1995
                                      ------------  ------------- -------------
                                                    (RESTATED)(1) (RESTATED)(1)
     Pro forma net income (loss)....  $(20,237,000)  $2,810,000     $(61,000)
     Pro forma basic income (loss)
      per share.....................  $      (2.16)  $     0.37     $  (0.01)
     Pro forma diluted income (loss)
      per share.....................  $      (2.16)  $     0.33     $  (0.01)

    --------
    (1) Restated for the pooling of interests with ColourPass. (See Note 5.)

                             RASTER GRAPHICS, INC.

  The effects of applying FAS 123 for either recognizing compensation expense or providing pro forma disclosures are not likely to be representative of the effects on reported net income (loss) for future years. As FAS 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until approximately the year 2000.

 Warrants

  During 1989, the Company issued warrants to purchase 10,400 shares of stock at $12.50 per share to a financial institution in connection with an equipment lease line. The warrants expired in 1998.

 Common Stock Reserved

  The Company has reserved shares of common stock for future issuance as follows:

                                              DECEMBER 31,
                                                  1997
                                              ------------
        Stock Option Plans...................  2,369,025
        Stock Purchase Plan..................    345,339
        Conversion of warrants...............     10,400
                                               ---------
                                               2,724,764
                                               =========

 Notes Receivable From Stockholder

  On February 28, 1996, the Company issued a note receivable for $20,000 to a consultant. The note incurred interest at a rate of 5.25% per annum and was repaid in full in January, 1997.

10. TAXES ON INCOME

  The tax provision consists of the following:

                                          DECEMBER 31, DECEMBER 31, DECEMBER 31,
                                              1997         1996         1995
                                          ------------ ------------ ------------
                                                      (IN THOUSANDS)
     Current:
       Federal...........................     $ --         $193         $40
       State.............................       54           56          28
       Foreign...........................      256          176          14
                                              ----         ----         ---
                                              $310         $425         $82
                                              ====         ====         ===

  The difference between the tax provision and the amount computed by applying the federal statutory income tax rate to income before provision for income taxes is explained below:

                                        DECEMBER 31, DECEMBER 31, DECEMBER 31,
                                            1997         1996         1995
                                        ------------ ------------ ------------
                                                    (IN THOUSANDS)
     Expected provision (benefit) at
      statutory rate..................    $ (5,619)    $ 1,220        $ 24
     State taxes......................          54          56          28
     Federal alternative minimum tax..          --          81          40
     Net operating losses (utilized)
      not utilized....................       5,875        (932)        (10)
                                          --------     -------        ----
     Provision for income taxes.......    $    310     $   425        $ 82
                                          ========     =======        ====

                             RASTER GRAPHICS, INC.

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of deferred tax assets are as follows (in thousands):

                                                     DECEMBER 31, DECEMBER 31,
                                                         1997         1996
                                                     ------------ ------------
     Net operating loss carryforwards...............   $  8,553     $ 3,238
     Tax credit carryforwards.......................      1,640       1,278
     Inventory reserve..............................        673         367
     Other accruals and reserves not deductible for
      tax purposes..................................      1,925         890
     Other, net.....................................        565         350
                                                       --------     -------
     Total deferred tax assets......................     13,356       6,123
     Valuation allowance for deferred tax assets....    (13,356)     (6,123)
                                                       --------     -------
     Net deferred tax assets........................   $     --     $    --
                                                       ========     =======

  The net operating loss and credit carryforwards will expire in the years 2002 through 2012, if not utilized.

  Utilization of the net operating losses and credits may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

11. EXPORT AND INTERNATIONAL SALES

                                                    YEAR ENDED DECEMBER 31,
                                                    --------------------------
                                                      1997     1996     1995
                                                    --------  -------  -------
                                                         (IN THOUSANDS)
     Revenue from unaffiliated customers
       US.......................................... $ 42,459  $39,071  $25,482
       Europe......................................    6,469    3,558    3,388
                                                    --------  -------  -------
         Total revenue............................. $ 48,928  $42,629  $28,870
                                                    ========  =======  =======
     Transfers (eliminations)
       US.......................................... $ (1,386) $    --  ($  648)
       Europe......................................   (9,684)  (1,918)      --
       Eliminations................................     (450)  (3,660)    (240)
                                                    --------  -------  -------
         Total transfers........................... $(11,520) ($5,578) ($  888)
                                                    ========  =======  =======
     Income (Loss) from Operations
       US.......................................... ($17,992) $ 3,594  $   268
       Europe......................................     (586)    (181)    (166)
       Eliminations................................     (480)    (235)     (83)
                                                    --------  -------  -------
         Total income (loss)....................... $(19,058) $ 3,178  $    19
                                                    ========  =======  =======
     Identifiable assets
       US.......................................... $ 26,214  $35,860  $12,641
       Europe......................................   11,341    4,314    1,452
       Eliminations................................  (11,997)  (3,596)    (971)
                                                    --------  -------  -------
         Total assets on balance sheet............. $ 25,558  $36,578  $13,122
                                                    ========  =======  =======

                             RASTER GRAPHICS, INC.

  Total export sales by geographic region are as follows (in thousands):

                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                          1997    1996    1995
                                                         ------- ------- -------
     Europe............................................. $ 4,464 $ 8,386 $ 7,252
     Far East...........................................   4,865   4,161   3,184
     Other..............................................   3,497   5,856   2,358
                                                         ------- ------- -------
                                                         $12,826 $18,403 $12,794
                                                         ======= ======= =======

  International sales, including export sales and sales of the Company's foreign subsidiaries, were $19.3 million, $22.0 million and $16.2 million in 1997, 1996 and 1995, respectively. International sales in 1996 and 1995 have been restated for the merger with ColourPass (see Note 5).

12. RELATED PARTY TRANSACTIONS

  In March 1997, the Company issued an interest-free note receivable to the Chief Financial Officer of $10,000. In June 1997, the Company issued an additional note receivable to that officer of $80,000 which bore interest at 6.8% per annum and of which $5,000 was repaid in November 1997. In October 1997 the Chief Financial Officer's employment was terminated. Consulting fees and severance expenses due to the officer as of December 31, 1997 amounted to approximately $43,000 and were recorded as a reduction to the principal amounts of the notes receivable. The remaining unpaid balance at December 31, 1997 of approximately $42,000 was repaid in 1998.

  In November 1997, the Company issued an irrevocable standby letter of credit in favor of Barclays' Bank on behalf of the Executive Vice President for an unsecured personal line of credit in the amount of $175,000. This letter of credit expired May 31, 1998. In August 1998 the Company entered into a mutual release agreement with Marc Willard, an officer of the Company. In consideration for Mr. Willard's full release relating to the Company's acquisition of ColourPass (of which Mr. Willard was an 80% partner), the parties agreed to a cash bonus of $70,000, a cash payment of $200,000 upon a change in control of the Company, and a stock option grant of 175,000 shares.

  In addition, the Company has agreed to make bonus payments to its Chief Executive Officer, The Brenner Group, LLC, and general counsel to a maximum of $600,000, on a change of control of the Company.

13. EMPLOYEE BENEFIT PLAN

  The Company has adopted a salary deferral plan (the Plan) covering substantially all employees. The Company has made no contributions to the Plan through December 31, 1997.

14. PENDING LITIGATION

  Commencing in March 1998 several class action lawsuits have been filed in both state and federal courts purported by on behalf of stockholders who purchased the Company's stock during various periods in 1997 through early 1998. The complaints name as defendants the Company and its Chairman, Chief Executive Officer and President, and certain other officers and directors. The complaints allege, among other things, violation of federal securities laws and that defendants made false and misleading statements in press releases, SEC filings and/or other public statements and seek unspecified damages. The litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on the Company's business, financial condition and results of operations.

                             RASTER GRAPHICS, INC.

  The Company is a party to a number of legal claims arising in the ordinary course of business. The Company believes the ultimate resolution of the claims will not have a material adverse effect on its financial position, results of operation, or cash flow.

15. SUBSEQUENT EVENTS

 Restructuring

  During the first quarter of 1998, the Company implemented a plan of internal restructuring of its operations. The plan was initiated to reduce operating expenses and improve the Company's financial condition. The plan resulted in a reduction in headcount of approximately 28 and included several officers of the Company. The costs associated with this restructuring totaled approximately $300,000.

 Agreement and Plan of Merger

  The Company has entered into an Agreement and Plan of Merger with Gretag Imaging Group, Inc. ("Gretag") for the acquisition of the Company for approximately $1.30 per share (the "Merger"). The Company has also entered into a Loan and Pledge Agreement and Asset and Subsidiary Stock Option Agreement and certain of its stockholders have entered into a Stockholders Agreement with Gretag. Pursuant to the Loan and Pledge Agreement, Gretag is providing the Company a loan facility secured by 100% of the issued stock of Onyx, a wholly owned subsidiary of the Company. The Company may draw down amounts together with accrued interest of up to $5,000,000. The first installment of $500,000 was received by the Company on September 23, 1998. In addition, Gretag has the option to purchase up to $5,000,000 of the Company's Common Stock in exchange for forgiving the loan and paying the balance in cash. Pursuant to the Asset and Subsidiary Stock Option Agreement, (i) if the Agreement and Plan of Merger is terminated, Gretag has the option to acquire Onyx for $5,000,000 less the amount drawn down under the loan facility, or
(ii) if the Company's stockholders do not vote in favor of the Merger, if the Company accepts a superior offer to sell the Company or upon certain other events, Gretag has the option to acquire the Company's inkjet technology for $6,000,000 less the amount drawn down under the loan facility. Pursuant to the terms of the Stockholders Agreement, stockholders of the Company holding approximately 20% of the Company's outstanding Common Stock have agreed to vote in favor of the Merger and against any other proposal to acquire the Company. The Merger and the Agreement and Plan of Merger requires stockholder approval and consummation of the Merger is conditioned upon settlement of the class action lawsuits against the Company. (See Notes to the Consolidated Financial Statements for a description of amounts payable on a change in control.)

                                                                     SCHEDULE II

                             RASTER GRAPHICS, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                                             ADDITIONS
                                 BALANCE AT (REDUCTIONS)            BALANCE AT
                                 BEGINNING   CHARGE TO                END OF
 CLASSIFICATIONS (IN THOUSANDS)  OF PERIOD    EXPENSE    DEDUCTIONS   PERIOD
 ------------------------------  ---------- ------------ ---------- ----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
 YEAR ENDED:
December 31, 1997...............    $606       $4,394      $(332)     $4,668
December 31, 1996
 (Restated)(1)..................     467          403       (264)        606
December 31, 1995
 (Restated)(1)..................     246          509       (288)        467

--------
(1) Restated for the pooling of interest with ColourPass. (See Note 5.)