Form 10-Q
period 1998-03-31
RASTER GRAPHICS INC
filed 1998-11-19
CIK 753081

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 1998.

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

                                  Yes [_]   No [X]*

*  Registrant has not filed its Quarterly Report on Form 10-Q for the Quarter ended June 30, 1998, and September 30, 1998.

     As of November 2, 1998, there were 9,599,525 shares of Common Stock outstanding.

                                     INDEX
                                     -----
                                                                          Page
                                                                          ----

PART I.    FINANCIAL INFORMATION

  Item 1.  Condensed Consolidated Balance Sheets as of March 31, 1998,
           and December 31, 1997                                            3

           Condensed Consolidated Statements of Operations for the
           three month periods ended March 31, 1998, and March 31, 1997     4

           Condensed Consolidated Statements of Cash Flows for the three
           month periods ended March 31, 1998 and March 31, 1997            5

           Notes to Condensed Consolidated Financial Statements             6

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              10


PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings                                                15

  Item 2.  Changes in Securities                                            15

  Item 3.  Defaults upon Senior Securities                                  15

  Item 4.  Submission of Matters to a Vote of Security Holders              15

  Item 5.  Other Items                                                      15

  Item 6.  Exhibits and Reports on Form 8-K                                 16

SIGNATURE                                                                   17

PART I.  FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             RASTER GRAPHICS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               March 31,             December 31,
                                                                 1998                    1997
                                                             ------------            ------------

                                                 ASSETS
Current assets:
 Cash and cash equivalents                                       $  3,163                $  3,727
 Short-term investments                                                --                   1,600
 Accounts receivable, net of allowance for
   doubtful accounts of $4,668 in 1997 and $5,609 in 1998           7,302                   8,050
 Inventories                                                        8,265                   6,640
 Prepaid expenses                                                     513                     523
                                                             ------------            ------------
Total current assets                                               19,243                  20,540

Property and equipment, net                                         3,580                   4,443
Deposits and other assets                                             350                     575
                                                             ------------            ------------

Total assets                                                     $ 23,173                $ 25,558
                                                             ============            ============

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                                $  7,783                $  8,711
 Accrued payroll and related expenses                               1,304                   1,000
 Accrued warranty                                                     546                     670
 Other accrued liabilities                                          4,650                   5,122
 Deferred revenue                                                   1,823                   1,361
 Notes payable                                                      3,200                      --
 Current portion of long-term debt                                    191                     225
                                                             ------------            ------------
Total current liabilities                                          19,497                  17,089

Long-term debt                                                        155                     164

Stockholders' equity:
 Common stock                                                          10                      10
 Additional paid in capital                                        43,282                  43,279
 Accumulated deficit                                              (39,026)                (34,382)
 Deferred compensation                                               (261)                   (287)
 Cumulative translation adjustment                                   (484)                   (315)
                                                             ------------            ------------
Total stockholders' equity                                          3,521                   8,305
                                                             ------------            ------------

Total liabilities and stockholders' equity                       $ 23,173                $ 25,558
                                                             ============            ============

See accompanying notes to unaudited condensed consolidated financial statements.

                             RASTER GRAPHICS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                         Three Months Ended
                                                                             March 31,
                                                                 ---------------------------------
                                                                      1998                1997
                                                                 -------------       -------------
                                                                                      (Restated)

Net revenues                                                          $ 10,393             $11,565

Cost of revenues                                                         8,233               7,441
                                                                 -------------       -------------

Gross profit                                                             2,160               4,124

Operating expenses:
 Research and development                                                1,660               1,564
 Sales and marketing                                                     2,757               2,019
 General and administrative                                              2,270                 942
 Merger expenses                                                           ---                 139
                                                                 -------------       -------------

Total operating expenses                                                 6,687               4,664
                                                                 -------------       -------------

Operating (loss)                                                        (4,527)               (540)

Other income (expense), net                                                (38)                157
                                                                 -------------       -------------

(Loss) before provision for income taxes                                (4,565)               (383)

Provision for income taxes                                                  79                   6
                                                                 -------------       -------------

Net (loss)                                                             ($4,644)              ($389)

Net (loss) per share - basic                                            ($0.48)             ($0.04)
                                                                 =============       =============

Shares used in computing net (loss) per share - basic                    9,592               9,282
                                                                 =============       =============

Net (loss) per share - diluted                                          ($0.48)             ($0.04)
                                                                 =============       =============

Shares used in computing net (loss) per share - diluted                  9,592               9,282
                                                                 =============       =============

See accompanying notes to unaudited condensed consolidated financial statements

                             RASTER GRAPHICS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                           Three Months Ended
                                                                               March 31,
                                                                ---------------------------------------
                                                                      1998                    1997
                                                                ----------------        ---------------
                                                                                          (Restated)
OPERATING ACTIVITIES
Net (loss)                                                               ($4,644)                 ($389)
Adjustments to reconcile net (loss) to net cash used in
 operating activities:
 Depreciation and amortization                                               498                    271
 Amortization of deferred compensation                                        29                     26
 Changes in operating assets and liabilities:
  Accounts receivable                                                        748                 (2,852)
  Inventories                                                             (1,625)                (1,699)
  Prepaid expenses and other assets                                          235                     47
  Accounts payable                                                          (928)                   416
  Accrued payroll and related expenses                                       304                   (388)
  Deferred revenue                                                           462                    385
  Warranty and other accrued liabilities                                    (596)                   270
                                                                ----------------        ---------------
Net cash (used in) operating activities                                   (5,517)                (3,913)

INVESTING ACTIVITIES
Capital expenditures                                                        (316)                  (819)
Capital retirements                                                          681                     --
Decrease in short-term investments                                         1,600                  3,201
                                                                ----------------        ---------------
Net cash provided by investing activities                                  1,965                  2,382

FINANCING ACTIVITIES
Proceeds from line credit                                                  3,200                     --
Repayment of note                                                            (43)                  (116)
Repayment of note from shareholders                                           --                     20
Proceeds from issuance of common stock                                        --                    135
                                                                ----------------        ---------------
Net cash provided by financing activities                                  3,157                     39
                                                                ----------------        ---------------

Effect of exchange rate changes on cash                                     (169)                    --
Net (decrease) in cash and cash equivalents                                 (564)                (1,492)
Cash and cash equivalents at beginning of period                           3,727                  2,963
                                                                ----------------        ---------------
Cash and cash equivalents at end of period                              $  3,163                $ 1,471
                                                                ================        ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid for interest                                              $     51                $    31
    Cash paid for taxes                                                 $     46                $    56

See accompanying notes to unaudited condensed consolidated financial statements.

                             RASTER GRAPHICS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

     1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by Raster Graphics, Inc. (the "Company" or "Raster Graphics") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements included in the Company's Annual Report and Form 10-K for the fiscal year ended December 31, 1997.

     In the opinion of management the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all recurring adjustments necessary for a fair presentation of the interim periods presented. The operating results for the three months ended March 31, 1998, are not necessarily indicative of the results for any other interim period or the full fiscal year ending December 31, 1998.

     The unaudited condensed consolidated financial statements also include adjustments that eliminated all significant intercompany transactions and balances between the Company and ColourPass, which was merged into the Company's wholly owned subsidiary, Raster Graphics Systems Limited effective March 18, 1997. All periods presented reflect the merger which has been accounted for as a pooling of interests.

     On February 26, 1998, the Company announced its financial results for the year ended December 31, 1997. The Company reported revenue of $54.7 million, gross profit of $19.5 million, operating expenses of $20.6 million and a net loss of $1.2 million for fiscal 1997. On April 1, 1998 the Company announced that it would revise its 1997 financial results.

     In March 1998, after consultation with its independent accountants, the Board of Directors of the Company performed a review of the Company's accounting and business practices. By mid-April the Board of Directors became aware of pervasive errors and irregularities that ultimately affected the dollar amount and timing of reported revenues in 1997. The Board of Directors instructed that an analysis be conducted on these matters.

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

     In addition, the Company determined that its allowances for doubtful accounts receivable balances and excess and obsolete inventory, and the realizable value of inventory and the goodwill recorded on the acquisition of Datagraph had been incorrectly estimated.

     As a result, for the year ended December 31, 1997, the Company reversed recorded revenues of $5.8 million, recorded additional cost of revenue of $7.6 million, and additional operating expenses of $4.6 million. In addition, the Company restated its previously reported results for each interim period in the nine months ended September 30, 1997. The 10-Q/A's for each interim period were filed October 7, 1998.

     The Company has also restated the net assets purchased on the acquisition of Datagraph, a distributor of large format digital printer (LFDP) systems in France. The original figures were based on an estimate, which has since been revised to reflect actual values. In particular, an intangible asset of $1,420,000 was initially recorded and was revised to $1,211,000. This intangible asset was written off in the fourth quarter of 1997 following a revision to the Company's sales forecasts. In addition, Datagraph has commenced bankruptcy proceedings in the fourth quarter of 1998 and will cease operations.

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

     The Company believes its existing capital resources will be insufficient to satisfy its working capital requirements through the end of 1998. The Company will need to raise additional capital to fund operations during 1998 and beyond. The Report of Independent Auditors on the Company's financial statements for the year ended December 31, 1997, contains an explanatory paragraph regarding the Company's need for additional financing and indicates substantial doubt about the Company's ability to continue as a going concern. There can be no assurances that such capital will be available on acceptable terms, if at all, and such
terms may be dilutive to existing stockholders.   The Company has entered into a
Loan and Pledge Agreement with Gretag Imaging Group, Inc. providing for a loan facility secured by 100% of the issued stock of Onyx Graphics Corporation (see
Note 10 regarding subsequent events). The Company's inability to secure any additional necessary funding would have a material adverse affect on the Company's financial condition and results of operations. The Company's actual working capital needs will depend upon numerous factors, including the extent and timing of acceptance of the Company's products in the market, the Company's operating results, the progress of the Company's research and development activities, the cost of increasing the Company's sales and marketing activities and the status of competitive products, none of which can be predicted with certainty. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets and liabilities that may result from the outcome of this uncertainty. See Note 10 regarding subsequent events.

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

     4.  INVENTORIES

     Inventories are stated at the lower of cost (first in, first out) or fair market value and consist of the following (in thousands):

                                                    March 31,                December 31,
                                                       1998                      1997
                                                ------------------         ----------------

     Raw materials                                          $4,374                   $2,934
     Work-in-progress                                        1,391                      958
     Finished goods                                          2,500                    2,748
                                                ------------------         ----------------
                                                            $8,265                   $6,640
                                                ==================         ================

     5.    NET LOSS PER SHARE

                                                                                      Three months ended
                                                                                           March 31,
                                                                           ------------------------------------
                                                                           (in thousands except per share data)
                                                                           ------------------------------------
                                                                                  1998               1997
                                                                                                  (Restated)
                                                                           ------------------  ----------------
Numerator for basic and diluted loss per share                                       $(4,644)           $  (389)
                                                                           =================   ================
Denominator for basic loss per share:
 Weighted average common stock                                                         9,592              9,282
                                                                           -----------------   ----------------
Shares used in computing basic loss per share                                          9,592              9,282
                                                                           =================   ================
Basic loss per share                                                                 $ (0.48)           $ (0.04)

Denominator for diluted loss per share:
 Weighted average common shares                                                        9,592              9,282
 Convertible preferred stock                                                              --                 --
 Stock options and warrants                                                               --                 --
                                                                           -----------------   ----------------
Shares used in computing diluted loss per share                                        9,592              9,282
                                                                           =================   ================
Diluted loss per share                                                               $ (0.48)           $ (0.04)
                                                                           =================   ================

     6.  REPORTING OF COMPREHENSIVE INCOME

     In June 1997, the Financial Accounting Standards Board issued Statement Number 130, "Reporting of Comprehensive Income." This Statement requires that all items that are to be required to be recognized under accounting standards as components of comprehensive income be reported in annual financial statements with the same prominence as other financial statements. Total comprehensive income (loss) for the periods ending March 31, 1998, and March 31, 1997, were ($389,000) and ($4,813,000) respectively.

     7.  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board issued Statement Number 131, "Disclosures About Segments of an Enterprise and Related Information." This Statement replaces Statement Number 14 and changes the way public companies report segment information. This Statement is effective for fiscal years beginning after December 15, 1997, and will be included in the annual financial statements for the Company for the year ended December 31, 1998.

     In June 1998, the Financial Accounting Standards Board issued Statement Number 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivative) and for hedging activities. This statement is effective for fiscal years beginning after June 30, 1999, and will be adopted by the Company for the year ended December 31, 2000.

     8.  PENDING LITIGATION

     Commencing in March 1998, several class action lawsuits have been filed in both state and federal courts on purported behalf of shareholders who purchased the Company's stock during various periods in 1997 through early 1998. The complaints name as defendants the Company and its Chairman, Chief Executive Officer and President, and certain other officers and directors. The complaints allege, among other things, violation of federal securities laws and that defendants made false and misleading statements in press releases, SEC filings and/or other public statements and seek unspecified damages. The litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on the Company's business, financial condition and results of operations. In October 1998, the Company entered into a Memorandum of Understanding (MoU) with the securities litigation plaintiffs. This MoU contains the essential terms of settlement for the above referenced securities litigation. In consideration for a mutually agreed release, the plaintiffs will receive $4.5 million. Of this amount, the Company has accrued $850,000 as of March 31, 1998, and subsequently paid such amount directly into an escrow account and the balance was paid by the Company's insurance carrier. The settlement is conditioned upon receiving final judicial approval. There can be no assurances such approval will be obtained.

         The Company is a party to a number of legal claims arising in the ordinary course of business. The Company believes the ultimate resolution of the claims will not have a material adverse effect on its financial position, results of operation, or cash flow.

         9.  RESTRUCTURING

         During the first quarter of 1998, the Company implemented a plan of internal restructuring of its operations. The plan was initiated to reduce operating expenses and improve the Company's financial condition. The plan resulted in a reduction in headcount of approximately 28 and included several officers of the Company. The costs associated with this restructuring totaled approximately $300,000, and have been accrued as of March 31, 1998.

         10.  SUBSEQUENT EVENTS

         The Company has entered into an Agreement and Plan of Merger with Gretag Imaging Group, Inc. ("Gretag") for the acquisition of the Company for approximately $1.30 per share (the "Merger"). The Company has also entered into a Loan and Pledge Agreement and Asset and Subsidiary Stock Option Agreement and certain of its stockholders have entered into a Stockholders Agreement with Gretag. Pursuant to the Loan and Pledge

Agreement, Gretag is providing the Company a loan facility secured by 100% of the issued stock of Onyx, a wholly owned subsidiary of the Company. The Company may draw down amounts together with accrued interest of up to $5,000,000. Installments of $500,000 each were received by the Company on September 23, October 7, October 21, and November 4, 1998. In addition, Gretag has the option to purchase up to $5,000,000 of the Company's Common Stock in exchange for forgiving the loan and paying the balance in cash. Pursuant to the Asset and Subsidiary Stock Option Agreement (i) if the Agreement and Plan of Merger is terminated, Gretag has the option to acquire Onyx for $5,000,000 less the amount drawn down under the loan facility, or (ii) if the Company's stock holders do not vote in favor of the Merger, if the Company accepts a superior offer to sell the Company or upon certain other events, Gretag has the option to acquire the Company's inkjet technology for $6,000,000 less the amount drawn down under the loan facility. Pursuant to the terms of the Stockholders Agreement, stockholders of the Company holding approximately 20% of the Company's outstanding Common Stock have agreed to vote in favor of the Merger and against any other proposal to acquire the Company. The Merger and the Agreement and Plan of Merger requires stockholder approval and consummation of the Merger is conditioned upon settlement of the class action lawsuits against the Company. The Company also borrowed $850,000 on October 14, 1998, which was directly placed in an escrow account for the potential settlement of the pending securities litigation. See
Note 11 regarding bonuses payable upon change of control.

     11.  RELATED PARTY TRANSACTIONS

     The Company entered into an employment agreement with its Chief Executive Officer on July 3, 1991, which provides for a six-month severance payment in the event of termination of employment. On August 21, 1998, the Compensation Committee approved the grant of a $300,000 retention bonus payable to the Chief Executive Officer upon change of control of the Company. On August 21, 1998, the Company entered into a mutual release agreement with Marc Willard, an officer of the Company. In consideration for Mr. Willard's full release relating to the Company's acquisition of ColourPass (of which Mr. Willard was an 80% partner), the parties agreed to a cash bonus of $70,000, a cash payment of $200,000 upon the acquisition of the Company, and a stock option grant of 175,000 shares. In addition, the Company entered into a consulting agreement on May 14, 1998, with The Brenner Group LLC pursuant to which the Company has retained the services of its Acting Chief Financial Officer. Under the terms of the consulting agreement, the Company is obligated to pay The Brenner Group LLC a fee of $155 per hour and a bonus and additional fees of $85,000 up to a maximum of $200,000 upon change of control or recapitalization which occurs within six months of the expiration of the agreement or any extensions thereto.

     In November 1997, the Company issued an irrevocable standby letter of credit in favor of Barclays' Bank on behalf of Mr. Willard for an unsecured personal line of credit in the amount of $175,000. This letter of credit expired May 31, 1998.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I -- Item 1 of this Quarterly Report and the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report and Form 10-K for the fiscal year ended December 31, 1997.

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

     In order to provide a complete digital printing solution to its customers, the Company began shipping Onyx's image processing software with its digital printers in July 1994. Onyx develops and markets image processing software for the Company's digital printers as well as printers manufactured by companies such as CalComp, Encad, Hewlett-Packard, and ColorgrafX. In August 1995, the Company acquired Onyx. Onyx supplies its software to Raster Graphics and also sells its software products to OEMs, VARs, systems integrators and other printer manufacturers. Onyx's current image processing software product, PosterShop, was introduced in April 1996 as a replacement for Onyx's Imagez image processing software product, which Onyx had been shipping since May 1991. Although the Company has no current plans to replace its PosterShop product, the Company will likely introduce new versions of its image processing software in the future.

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

     The Company has a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stages of development, particularly companies in new and rapidly evolving markets. To address these risks, the Company must, among other things, respond to competitive developments, attract, retain and motivate qualified persons, and continue to upgrade its technologies and commercialize products and services incorporating such technologies. There can be no assurance that the Company will be successful in addressing these risks. As of March 31, 1998, the Company had an accumulated deficit of $39.0 million. Although the Company was marginally profitable in 1996 and incurred losses in 1997, there can be no assurance that the Company will return to profitability in the future.


RESULTS OF OPERATIONS

     ColourPass merged into Raster Graphics Systems Limited, a wholly owned subsidiary of the Company, on March 18, 1997. The merger has been accounted for as a pooling of interests, and accordingly, the financial results presented include ColourPass.

     The following table sets forth certain consolidated statements of operations data as a percentage of net sales for the periods indicated.

                                                      Three Months Ended
                                                          March 31,
                                                    1998             1997
                                                                  (Restated)
                                                ------------     ------------
Net revenues                                             100%           100.0%
Cost of revenues                                        79.2             64.3
Gross profit                                            20.8             35.7
                                                ------------     ------------
Operating expenses:
 Research and development                               16.0             13.5
 Sales and marketing                                    26.5             17.5
 General and administrative                             21.8              8.1
 Merger expenses                                         0.0              1.2
                                                ------------     ------------
Total operating expenses                                64.3             40.3
                                                ------------     ------------
Operating (loss)                                       (43.5)            (4.6)
Other income (expense), net                             (0.4)             1.3
                                                ------------     ------------
(Loss) before provision for income taxes               (43.9)            (3.3)
Provision for income taxes                               0.8              0.1
                                                ------------     ------------
Net (loss)                                             (44.7)%           (3.4)%
                                                ============     ============

THREE MONTHS ENDED MARCH 31, 1998 AND 1997

     Net Revenues. Net revenues decreased 10.1% to $10.4 million in the three month period ended March 31, 1998, as compared to $11.6 million for the comparable period of 1997. The decrease was primarily due to lower than expected results from sales and marketing activities. Compared to the fourth quarter of 1997, revenue decreased $3,028,000 or 22.6%.

     Future revenue growth will depend on a number of factors, including the Company's ability to develop, manufacture, market and sell innovative and reliable new products, customer satisfaction, market growth, competitive developments, product mix, vendor performance and the Company's ability to handle growth, if any.

     International sales, which include export sales and direct sales of the Company's German, France and United Kingdom operations, were $6.4 million and $7.0 million for the three months ended March 31, 1998, and

1997, respectively. These sales represented 61.4% and 60.9% of net revenues in the respective periods. Sales made by the Company's German, France and United Kingdom subsidiaries are denominated in local currencies. The Company is subject to transaction exposure that arises from foreign exchange movements between the dates foreign currency sales are recorded and the dates cash is received. To date, the Company has not found it appropriate to hedge the risks of foreign sales subject to fluctuations in exchange rates.

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

     Gross Profit. Gross profit was $2.2 million, or 20.8% of net revenues, for the three month period ended March 31, 1998, compared to gross profit of $4.1 million, or 35.7% of net revenues, for the comparable period of 1997. The decrease in gross profit percentage was primarily the result of increased manufacturing costs.

     The Company's future level of gross profit will depend on a number of factors, including product mix, its ability to control variable expenses relative to revenue levels, maintaining a revenue base over which to allocate fixed costs and continue to develop, manufacture, market and sell innovative and reliable new products.

     Research and Development. Research and development expenses were $1.7 million, or 16.0% of net revenues for the first quarter of 1998 as compared to $1.6 million, or 13.5% of net revenues for the comparable quarter in 1997. The increase in research and development expenses was primarily due to increased payroll and related expenses. The Company intends to continue to dedicate substantial resources to research and development activities to maintain its leadership in the LFDP market. The Company intends to expand its product lines, including printers, to achieve lower price points and higher image quality, and to enhance its PosterShop image processing software. Accordingly, the Company believes that research and development expenses will continue to increase in dollar amounts, and may increase as a percentage of revenues, in the future.

     Sales and Marketing. Sales and marketing expenses were $2.8 million and $2.0 million for the first quarter of 1998 and 1997, respectively. As a percentage of net revenues, sales and marketing expenses was 26.5% for the first quarter of 1998 as compared to 17.5% for the first quarter of 1997. The increase in expenses was due primarily to the increase in payroll and payroll related expenses. The Company believes that sales and marketing expenses will continue to increase in dollar terms, and may increase as a percentage of revenues, in the future.

     General and Administrative. General and administrative expenses were $2.3 million or 21.8% of net revenues as compared to $942,000, or 8.1% of net revenues for the comparable quarter in 1997. The increase in general and administrative expenses reflected the increased cost of payroll and payroll related expenses, increased cost of operating as a public company, and the accrual for settlement of the securities litigation.

     Merger Expenses. On March 18, 1997, the Company completed a merger with ColourPass, a business in the Untied Kingdom. Approximately $139,000 of expense was incurred in connection with this transaction.

     Provision for Income Taxes. The Company's effective tax rate on the consolidated pretax loss for the three month period ended March 31, 1998, is (1.7%), compared to an effective tax rate of (1.6%) on the consolidated pretax loss for the three month period ended March 31, 1997. The tax provision for the three months ended March 31, 1998, results from taxes on income in foreign jurisdictions and federal and state minimum taxes despite an overall loss.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed its operations primarily through private sales of preferred stock and common stock, its initial public offering of common stock, issuance of convertible debt, bank loans, and equipment lease financing and private loans.

     For the three months ended March 31, 1998, $5.5 million of cash was used in operations as compared to $3.9 million of cash used from operations for the same period in 1997. During the first quarter of 1997 cash was used to purchase raw materials and components for the initial production units. Cash was also used to sustain net operating losses realized.

     The Company purchased $316,000 and $819,000 of capital equipment during the three months ended March 31, 1998, and 1997, respectively.

     To finance the working capital needs and the purchase of capital equipment, the Company reduced its short-term investments. Other financing activities principally consisted of repayment of notes payable in the amount of $43,000 and $116,000 for the three months ended March 31, 1998 and 1997, respectively, and cash received from proceeds of $3,200,000 line of credit.

     At March 31, 1998, the Company had $3.2 million of cash, cash equivalents and short-term investments. The Company also had available a $4.1 million bank line of credit, of which $3.2 million was outstanding, that was to expire on December 31, 1998, which was secured by the tangible assets of the Company.
The bank line of credit was terminated November 17, 1998.

     The Company may require additional funds to support its working capital requirements or for other purposes and may seek to raise such additional funds through bank borrowings and public or private sales of its securities, including equity and debt securities. The Company has entered into a Loan and Pledge Agreement with Gretag Imaging Group, Inc. providing for a loan facility secured by 100% of the issued stock of Onyx Graphics Corporation (see Note 10 to the financial statements regarding subsequent events). The Company's future capital requirements, however, depend on numerous factors, including, without limitation, the success of marketing, sales and distribution efforts; the progress of its research and development programs; the costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; competition; competing technological and market developments; and the effectiveness of product commercialization activities and arrangements. There can be no assurance that additional funds, if required, will be available to the Company on favorable terms or at all.

YEAR 2000 COMPLIANCE

     The "Year 2000 issue" arises because many computer systems and programs were designed to handle only a two-digit year, not a four-digit year. These computers may interpret "00" as the year 1900 and could either stop processing date-related computations or could process them incorrectly.

     The Company has examined the potential impact of the Year 2000 issue on its printer and image processing software products and believes that its products are Year 2000 compliant, meaning that the use or occurrence of dates on or after January 1, 2000, will not materially affect the performance of Company products to correctly create, store, process and output information related to such dates. The Company's printer system products are not effected by the Year 2000 issue because the custom operating systems designed into the DCS and PiezoPrint systems are insensitive to year code. The Company's PosterShop image processing software product utilizes more than a 2-digit year code, and therefore will not be effected by the change to the year 2000.

     The Company has determined that with an upgrade to its current information systems, those systems will be able to process the Year 2000 accurately and accordingly does not anticipate any Year 2000 issues from its own information systems, databases or programs as long as it can successfully complete this upgrade. The Company expects that the costs of this upgrade will not exceed $50,000. However, the Company could be adversely impacted by Year 2000 issues faced by major distributors, suppliers, customers, vendors, and financial service organizations with which the Company interacts. The Company is in the process of developing a plan to determine the impact that third parties which are not Year 2000 compliant may have on the operations of the Company. While approaches to reducing risks of interruption due to supplier failures will vary by business and facility, options include identification of alternate suppliers and accumulation of inventory to assure production capability where feasible or warranted. These activities are intended to provide a means of managing risk, but cannot eliminate the potential for disruption due to third party failure. The Company is also dependent upon customers for sales and cash flow. Year 2000 interruptions in customers' operations could result in reduced sales, increased inventory or receivable levels and cash flow reductions. The Company will, however, take steps to monitor the status of customers as a means of determining risks and alternatives.

     The Company's Year 2000 plan is expected to significantly reduce the level of uncertainty about the potential Year 2000 problem and, in particular about the Year 2000 compliance and readiness of the Company's suppliers, resellers and distributors. The Company believes that, with completion of the Year 2000 plan, the possibility of significant interruptions of normal operations should be reduced. However, due to the uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition.

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

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     Commencing in March 1998, several class action lawsuits have been filed in both state and federal courts on purported behalf of shareholders who purchased the Company's stock during various periods in 1997 through early 1998. The complaints name as defendants the Company and its Chairman, Chief Executive Officer and President, and certain other officers and directors. The complaints allege, among other things, violation of federal securities laws and that defendants made false and misleading statements in press releases, SEC filings and/or other public statements and seek unspecified damages. The litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on the Company's business, financial condition and results of operations. In October 1998, the Company entered into a Memorandum of Understanding (MoU) with the securities litigation plaintiffs. This MoU contains the essential terms of settlement for the above referenced securities litigation. In consideration for a mutually agreed release, the plaintiffs will receive $4.5 million. Of this amount, the Company has accrued $850,000 as of March 31, 1998, and subsequently paid such amount directly into an escrow account and the balance was paid by the Company's insurance carrier. The settlement is conditioned upon receiving final judicial approval. There can be no assurances such approval will be obtained.

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

                                          RASTER GRAPHICS, INC.


                                          By:  /s/  Kathy J. Bagby
                                               ---------------------------------
                                               Kathy J. Bagby
                                               Acting Chief Financial Officer

Date:  November 19, 1998

                                 EXHIBIT INDEX
                                 -------------

EXHIBITS                                                          PAGE NUMBER
--------                                                        ---------------
  27.1     Financial Data Statement                             Filed via Edgar