Form 10-Q
period 1998-06-30
RASTER GRAPHICS INC
filed 1998-11-19
CIK 753081

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 1998.

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


                                  Yes[_]   No[X]*

*  Registrant has not filed its Quarterly Report on Form 10-Q for the Quarter ended March 31, 1998, and September 30, 1998.

      As of November 2, 1998, there were 9,599,525 shares of Common Stock outstanding.

                                     INDEX
                                     -----
                                                                            Page
                                                                            ----

PART I.    FINANCIAL INFORMATION

      Item 1.    Condensed Consolidated Balance Sheets as of
                 June 30, 1998, and December 31, 1997                      3

                 Condensed Consolidated Statements of Operations
                 for the six month periods ended June 30, 1998,
                 and June 30, 1997                                         4

                 Condensed Consolidated Statements of Cash Flows
                 for the six month periods ended June 30, 1998,
                 and June 30, 1997                                         5

                 Notes to Condensed Consolidated Financial Statements      6

      Item 2.    Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       10


PART II.   OTHER INFORMATION

      Item 1.    Legal Proceedings                                         15

      Item 2.    Changes in Securities                                     15

      Item 3.    Defaults upon Senior Securities                           15

      Item 4.    Submission of Matters to a Vote of Security Holders       15

      Item 5.    Other Items                                               16

      Item 6.    Exhibits and Reports on Form 8-K                          16

SIGNATURE                                                                  17

PART I.  FINANCIAL INFORMATION

Item 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             RASTER GRAPHICS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                   June 30,                     December 31,
                                                                     1998                           1997
                                                             ------------------            -------------------

                                    ASSETS
Current assets:
 Cash and cash equivalents                                             $  4,156                       $  3,727
 Short-term investments                                                      --                          1,600
 Accounts receivable, net of allowance for
   doubtful accounts of $4,668 in 1997 and                                7,630                          8,050
   $4,635 in 1998

 Inventories                                                              4,918                          6,640
 Prepaid expenses                                                           318                            523
                                                             ------------------            -------------------
Total current assets                                                     17,022                         20,540

Property and equipment, net                                               3,466                          4,443
Deposits and other assets                                                   294                            575
                                                             ------------------            -------------------

Total assets                                                           $ 20,782                       $ 25,558
                                                             ==================            ===================

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                                      $  6,118                       $  8,711
 Accrued payroll and related expenses                                     1,431                          1,000
 Accrued warranty                                                           549                            670
 Other accrued liabilities                                                4,314                          5,122
 Deferred revenue                                                         2,216                          1,361
 Notes payable                                                            3,200                             --
 Current portion of long-term debt                                          157                            225
                                                             ------------------            -------------------
Total current liabilities                                                17,985                         17,089

Long-term debt                                                              146                            164

Stockholders' equity:
 Common stock                                                                10                             10
 Additional paid in capital                                              43,285                         43,279
 Accumulated deficit                                                    (39,860)                       (34,382)
 Deferred compensation                                                     (235)                          (287)
 Cumulative translation adjustment                                         (549)                          (315)
                                                             ------------------            -------------------
Total stockholders' equity                                                2,651                          8,305
                                                             ------------------            -------------------

Total liabilities and stockholders' equity                             $ 20,782                       $ 25,558
                                                             ==================            ===================

     See accompanying notes to unaudited  condensed consolidated financial statements.

                             RASTER GRAPHICS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                                Three Months Ended     Six Months Ended
                                                                     June 30,              June 30,
                                                               --------------------  --------------------
                                                                 1998       1997       1998       1997
                                                               --------  ----------  --------  ----------
                                                                         (Restated)            (Restated)

Net revenues                                                   $12,754    $ 11,152    23,147     $22,717

Cost of revenues                                                 7,885      10,710    16,118      18,151
                                                               -------    --------   -------     -------

Gross profit                                                     4,869         442     7,029       4,566
                                                               -------    --------   -------     -------

Operating Expenses:
 Research and development                                        1,692       1,181     3,352       2,745
 Sales and marketing                                             2,492       2,595     5,249       4,614
 General and administrative                                      1,488         895     3,758       1,837
 Merger expenses                                                    --          --        --         139
                                                               -------    --------   -------     -------

Total operating expenses                                         5,672       4,671    12,359       9,335
                                                               -------    --------   -------     -------

Operating (loss)                                                  (803)     (4,229)   (5,330)     (4,769)

Other income, net                                                   42         108         4         265
                                                               -------    --------   -------     -------

(Loss) before provision for income taxes                          (761)     (4,121)   (5,326)     (4,504)

Provision for income taxes                                          73          81       152          87
                                                               -------    --------   -------     -------

Net (loss)                                                     $ ( 834)   $( 4,202)   (5,478)    $(4,591)
                                                               =======    ========   =======     =======

 Net (loss) per share - basic                                  $ (0.09)   $  (0.45)  $ (0.57)    $ (0.49)
                                                               =======    ========   =======     =======

 Shares used in computing net (loss) per share - basic           9,598       9,392     9,595       9,338
                                                               =======    ========   =======     =======

 Net (loss) per share - diluted                                $ (0.09)   $ ( 0.45)  $ (0.57)    $ (0.49)
                                                               =======    ========   =======     =======

 Shares used in computing net (loss) income per
  share - diluted                                                9,598       9,392     9,595       9,388
                                                               =======    ========   =======     =======

See accompanying notes to unaudited condensed consolidated financial statements

                             RASTER GRAPHICS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                           Six Months Ended
                                                                               June 30,
                                                              ----------------------------------------
                                                                      1998                   1997
                                                              -----------------      -----------------
                                                                                         (Restated)
OPERATING ACTIVITIES
Net (loss) income                                                       $(5,478)               $(4,591)
Adjustments to reconcile net (loss) to net cash used in
 operating activities:
 Depreciation and amortization                                              996                    602
 Amortization of deferred compensation                                       52                     52
 Changes in operating assets and liabilities:
  Accounts receivable                                                       420                 (1,450)
  Inventories                                                             1,722                 (1,817)
  Prepaid expenses and other assets                                         486                     35
  Accounts payable                                                       (2,593)                 1,228
  Accrued payroll and related expenses                                      431                   (501)
  Deferred revenue                                                          855                    154
  Warranty and other accrued liabilities                                   (925)                   982
                                                              -----------------      -----------------
Net cash (used in) provided by operating activities                      (4,034)                (5,306)

INVESTING ACTIVITIES
Capital retirements                                                         681                   --
Capital expenditures                                                       (700)                (1,436)
Decrease in short-term investments                                        1,600                  6,075
                                                              -----------------      -----------------
Net cash provided by investing activities                                 1,581                  4,639

FINANCING ACTIVITIES
Proceeds from line of credit                                              3,200                   --
Repayment of note                                                           (84)                  (184)
Repayment of note from shareholders                                        --                       20
Proceeds from issuance of common stock                                     --                      319
                                                              -----------------      -----------------
Net cash provided by financing activities                                 3,116                    155
                                                              -----------------      -----------------

Effect of exchange rate changes on cash                                    (234)                  (240)
Net (decrease) in cash and cash equivalents                                 429                   (752)
Cash and cash equivalents at beginning of period                          3,727                  2,963
                                                              -----------------      -----------------
Cash and cash equivalents at end of period                              $ 4,156                $ 2,211
                                                              =================      =================


 SUPPLEMENTAL DISCLOSURES OF  CASH FLOW INFORMATION
    Cash paid for interest                                              $   135                $    56
    Cash paid for taxes                                                 $    64                $    67

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

     In the opinion of management the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all recurring adjustments necessary for a fair presentation of the interim periods presented. The operating results for the three and six months ended June 30, 1998, are not necessarily indicative of the results for any other interim period or the full fiscal year ending December 31, 1998.

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

     On February 26, 1998, the Company announced its financial results for the year ended December 31, 1997. The Company reported revenue of $54.7 million, gross profit of $19.5 million, operating expenses of $20.6 million and a net loss of $1.2 million for fiscal 1997. On April 1, 1998, the Company announced that it would revise its 1997 financial results.

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

     The Company has also restated the net assets purchased on the acquisition of Datagraph, a distributor of large format digital printer (LFDP) systems in France. The original figures were based on an estimate, which has since been revised to reflect actual values. In particular, an intangible asset of $1,420,000 was initially recorded and was revised to $1,211,000. This intangible asset was written off in the fourth quarter of 1997 following a revision to the Company's sales forecasts. In addition Datagraph has commenced bankruptcy proceedings in the fourth quarter of 1998 and will cease operations.

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

     4.  INVENTORIES

     Inventories are stated at the lower of cost (first in, first out) or fair market value and consist of the following (in thousands):

                                  June 30,              December 31,
                                    1998                    1997
                                ---------------         --------------

     Raw materials                  $3,037                 $2,934
     Work-in-progress                1,485                    958
     Finished goods                    396                  2,748
                                ---------------         --------------
                                    $4,918                 $6,640
                                ===============         ==============

     5.  NET LOSS PER SHARE


                                                                        Three months ended     Six months ended
                                                                             June 30,              June 30,
                                                                     --------------------------------------------
                                                                           in thousands, except per share data
                                                                     --------------------------------------------
                                                                         1998       1997       1998        1997
                                                                     --------------------------------------------
                                                                                 (Restated)             (Restated)
                                                                     --------------------------------------------

Numerator for basic and diluted earnings per share                      $ (834)    $(4,202)   $(5,478)    $(4,591)
                                                                     ============================================
 Denominator for basic earnings per share:
  Weighted average common stock                                          9,598       9,392      9,595       9,338
  Convertible preferred stock                                               --          --         --          --
                                                                     --------------------------------------------
Shares used in computing basic earnings per share                        9,598       9,392      9,595       9,338
                                                                     ============================================
Basic earnings per share                                                $(0.09)    $ (0.45)   $ (0.57)    $ (0.49)
                                                                     ============================================
 Denominator for diluted earnings per share:
  Weighted average common shares                                         9,598       9,392      9,595       9,338
  Convertible preferred stock                                               --          --         --          --
  Stock options and warrants                                                --          --         --          --
                                                                     --------------------------------------------
Shares used in computing diluted earnings per share                      9,958       9,392      9,595       9,338
                                                                     ============================================
Diluted earnings per share                                              $(0.09)    $ (0.45)   $ (0.57)    $ (0.49)
                                                                     ============================================

     6.  REPORTING OF COMPREHENSIVE INCOME

     In June 1997, the Financial Accounting Standards Board issued Statement Number 130, "Reporting of Comprehensive Income." This Statement requires that all items that are to be required to be recognized under accounting standards as components of comprehensive income be reported in annual financial statements with the same prominence as other financial statements. Total Comprehensive Income (Loss) for the periods ending June 30, 1998, and June 30, 1997, were ($4,831,000) and ($5,712,000) respectively.

     7.  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board issued Statement Number 131, "Disclosures About Segments of an Enterprise and Related Information." This Statement replaces Statement Number 14 and changes the way public companies report segment information. This Statement is effective for fiscal years beginning after December 15, 1997, will be included in the annual financial statements for the Company for the year ended December 31, 1998.

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

     The Company has a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stages of development, particularly companies in new and rapidly evolving markets. To address these risks, the Company must, among other things, respond to competitive developments, attract, retain and motivate qualified persons, and continue to upgrade its technologies and commercialize products and services incorporating such technologies. There can be no assurance that the Company will be successful in addressing these risks. As of June 30, 1998, the Company had an accumulated deficit of $39.9 million. Although the Company was marginally profitable in 1996 and incurred losses in 1997, there can be no assurance that the Company will return to profitability in the future.

RESULTS OF OPERATIONS

     ColourPass merged into Raster Graphics Systems Limited, a wholly owned subsidiary of the Company, on March 18, 1997. The merger has been accounted for as a pooling of interests, and accordingly, the financial results presented include ColourPass.

     The following table sets forth certain consolidated statements of operation data as a percentage of net sales for the periods indicated.

                                                                    Three Months Ended    Six Months Ended
                                                                         June 30,             June 30,
                                                                   --------------------  -------------------
                                                                    1998       1997       1998       1997
                                                                   -------  -----------  -------  ----------
                                                                            (Restated)            (Restated)

Net revenues                                                        100.0%       100.0%   100.0%      100.0%
Cost of revenues                                                     61.8         96.0     69.6        79.9
                                                                    -----       ------   ------      ------
Gross profit                                                         38.2          4.0     30.4        20.1
                                                                    -----       ------   ------      ------

Operating expenses:
 Research and development                                            13.3         10.6     14.5        12.1
 Sales and marketing                                                 19.5         23.3     22.7        20.3
 General and administrative                                          11.7          8.0     16.2         8.1
 Merger expenses                                                      -            -        -            .6
                                                                    -----       ------   ------      ------
Total operating expenses                                             44.5         41.9     53.4        41.1
                                                                    -----       ------   ------      ------

Operating (loss)                                                     (6.3)       (37.9)   (23.0)      (21.0)
Other income, net                                                     0.3          0.9      0.0         1.2
                                                                    -----       ------   ------      ------

(Loss) before provision for income taxes                             (6.0)       (37.0)   (23.0)      (19.8)
Provision for income taxes                                            0.6          0.7      0.7         0.4
                                                                    -----       ------   ------      ------
Net (loss)                                                          (6.6)%      (37.7)%  (23.7)%     (20.2)%
                                                                    =====       ======   ======      ======

THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

     Net Revenues. Net revenues for the three and six month periods ended June 30, 1998, were $12.8 million and $23.1 million, respectively, an increase of 14.4% and 1.9% respectively, over the comparable periods of fiscal 1997. The increase was primarily due to increased sales of the PP5000 and the increase in sales of consumables.

     Future revenue growth will depend on a number of factors, including the Company's ability to develop, manufacture, market and sell innovative and reliable new products, customer satisfaction, market growth, competitive developments, product mix, vendor performance and the Company's ability to handle growth, if any.

     International sales, which include export sales and direct sales of the Company's German, French and United Kingdom operations, were $4.5 million and $10.9 million for the three and six months ended June 30, 1998, respectively. These sales represented 35.3% and 47.1% of net revenues in the respective periods. International sales, were $6.0 million and $13.0 million for the three and six months ended June 30, 1997, respectively. These sales represented 53.6% and 57.3% of net revenue for the three and six months ended June 30, 1997,
respectively.   Sales made by the Company's German, French and United Kingdom subsidiaries are denominated in local currencies. The Company is subject to transaction exposure that arises from foreign exchange movements between the dates foreign currency sales are recorded and the dates cash is received. To date, the Company has not found it appropriate to hedge the risks of foreign sales subject to fluctuations in exchange rates.

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

     Gross Profit. The Company's gross profit for the three and six months ended June 30, 1998, was $4.9 million and $7.0 million, respectively, an increase of 1001.6% and 53.9% over the comparable periods of fiscal 1997. The increase in gross profit for the three and six months ended June 30, 1998, as compared to the same period in 1997 was primarily the result of fluctuations of inventory reserves due to restatements made in 1997. Gross profit represented 38.2% and 30.4% of net revenue for the three and six months ended June 30, 1998, respectively, increasing from 4.0% and 20.1% for the comparable periods of fiscal 1997, respectively.

     The Company's future level of gross profit will depend on a number of factors, including its ability to manage product mix, control variable expenses relative to revenue levels, maintain a revenue base over which to allocate fixed costs, and continue to develop, manufacture, market and sell innovative and reliable new products.

     Research and Development. Research and development expenses for the three months ended June 30, 1998, were $1.7 million, an increase of 43.3% in comparison to the three months ended June 30, 1997. These increases in research and development expenses were primarily due to increased payroll and related expenses. Research and development expenses for the six months ended June 30, 1998, were $3.4 million, an increase of 22.1% in comparison to the six months ended June 30, 1997. The Company intends to continue to dedicate substantial resources to research and development activities to maintain its leadership in the LFDP market. The Company intends to expand its product lines, including printers, to achieve lower price points and higher image quality, and to enhance its PosterShop image processing software. Accordingly, the Company believes that research and development expenses will continue to increase in the future.

     Sales and Marketing. Sales and marketing expenses for the three months ended June 30, 1998, were $2.5 million, a decrease of 4.0% in comparison to the three months ended June 30, 1997. Sales and marketing expenses for the six months ended June 30, 1998, were $5.2 million, an increase of 13.8% in comparison to the six months ended June 30, 1997. As a percentage of net revenues, sales and marketing expenses were 19.5% and 22.7% for the three and six months ended June 30, 1998, respectively, as compared to 23.3% and 20.3% for the comparable period of fiscal 1997. The increase in sales and marketing expenses for the periods ended June 30, 1998, was primarily the result of tradeshow expenses and expenses associated with international sales. The Company expects to continue to increase its sales and marketing expenses in an effort to expand markets, introduce new products, and establish and expand new distribution channels.

     General and Administrative. General and administrative expenses for the three months ended June 30, 1998 were $1.5 million, an increase of 66.3% in comparison to the three months ended June 30, 1997. General and administrative expenses for the six months ended June 30, 1998, were $3.8 million, an increase of 104.6% in comparison to the six months ended June 30, 1997. As a percentage of net revenues, general and administrative expenses were 11.7% and 16.2% for the three and six months ended June 30, 1998, respectively, as compared to 8.0% and 8.1% for the three and six months ended June 30, 1997. The increase in absolute dollars reflected the increased cost of operating as a public company, an increased reserve for bad debt, and an increase in staffing, and professional services. In the first quarter of 1998, the Company accrued $850,000 for settlement of the security litigation. The Company believes that its general and administrative expenses may increase as the Company continues to build its infrastructure.

     Merger Expenses. On March 18, 1997, the Company completed a merger with ColourPass, a business in the United Kingdom. Approximately $139,000 of expense was incurred in connection with this transaction.

     Provision for Income Taxes. The Company's effective tax rate on the consolidated pretax loss for the three and six month periods ended June 30, 1998, is (10%) and (3%) respectively, compared to an effective rate of (2%) on consolidated pretax loss for the three and six month periods ended June 30, 1997. The tax provision for the three and six months ended June 30, 1998, and June 30, 1997, results from taxes on income in foreign jurisdictions and federal and state minimum taxes despite an overall loss.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed its operations primarily through private sales of preferred stock and common stock, its initial public offering of common stock, issuance of convertible debt, bank loans, and equipment lease financing and private loans.

     For the six months ended June 30, 1998, $4.0 million of cash was used in operations as compared to $5.3 million of cash used from operations for the same period in 1997. A major factor in the change in cash position was the initial cash flows and investments associated with two new product launches. In December 1996, the Company introduced the PiezoPrint(TM) 1000 printing system. Accordingly, during the first quarter of 1997, cash was used to purchase base line levels of consumables inventory and finished goods units in anticipation of sales. In March 1997, the Company launched the PiezoPrint(TM) 5000 printing system.

     The Company purchased $700,000 and $1,436,000 of capital equipment during the six months ended June 30, 1998, and 1997, respectively.

     To finance the working capital needs and the purchase of capital equipment, the Company reduced its short-term investments. Other financing activities principally consisted of repayment of notes payable in the amount of $84,000 and $184,000 for the six months ended June 30, 1998, and 1997, respectively, and net cash received of $3,200,000 from its line of credit.

     At June 30, 1998, the Company had $4.2 million of cash, cash equivalents and short-term investments. The Company also had available a $4.1 million bank line of credit, of which $3.2 million was outstanding at June 30, 1998. The line of credit was to expire on December 31, 1998 and was secured by the tangible assets of the Company. The bank line of credit was terminated November 17, 1998.

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

                                             RASTER GRAPHICS, INC.


                                      By:    /s/  Kathy J. Bagby
                                             --------------------------------
                                             Kathy J. Bagby
                                             Acting Chief Financial Officer


Date:  November 19, 1998

                                 EXHIBIT INDEX
                                 -------------

EXHIBITS                                                        PAGE NUMBER
--------                                                        -----------

27.1  Financial Data Statement                                  Filed via Edgar