Form 10-Q
period 1998-09-30
RASTER GRAPHICS INC
filed 1998-11-19
CIK 753081

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 1998.

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


                              Yes [_]    No [X]*

*  Registrant has not filed its Quarterly Report on Form 10-Q for the Quarters ended March 31, 1998, and June 30, 1998

     As of November 2, 1998, there were 9,599,525 shares of Common Stock outstanding.

                                     INDEX
                                     -----
                                                                            Page
                                                                            ----

PART I.    FINANCIAL INFORMATION

      Item 1.    Condensed Consolidated Balance Sheets as of
                 September 30, 1998, and December 31, 1997                  3

                 Condensed Consolidated Statements of Operations
                 for the nine month periods ended September 30, 1998,
                 and September 30, 1997                                     4

                 Condensed Consolidated Statements of Cash Flows
                 for the nine month periods ended September 30, 1998,
                 and September 30, 1997                                     5

                 Notes to Condensed Consolidated Financial Statements       6

      Item 2.    Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                        10


PART II.   OTHER INFORMATION

      Item 1.    Legal Proceedings                                          15

      Item 2.    Changes in Securities                                      15

      Item 3.    Defaults upon Senior Securities                            15

      Item 4.    Submission of Matters to a Vote of Security Holders        16

      Item 5.    Other Items                                                16

      Item 6.    Exhibits and Reports on Form 8-K                           16

SIGNATURE                                                                   17

PART I.    FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             RASTER GRAPHICS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               September 30,               December 31,
                                                                   1998                         1997
                                                             ----------------            -----------------

                                                    ASSETS
Current assets:
    Cash and cash equivalents                                        $  1,971                     $  3,727
    Short-term investments                                                 --                        1,600
    Accounts receivable, net of allowance for
     doubtful accounts of $4,668 in 1997 and                            4,705                        8,050
     $4,441 in 1998

    Inventories                                                         4,740                        6,640
    Prepaid expenses                                                      335                          523
                                                             ----------------            -----------------
Total current assets                                                   11,751                       20,540

Property and equipment, net                                             3,295                        4,443
Deposits and other assets                                                 269                          575
                                                             ----------------            -----------------

Total assets                                                         $ 15,315                     $ 25,558
                                                             ================            =================

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                 $  5,680                     $  8,711
    Accrued payroll and related expenses                                1,209                        1,000
    Accrued warranty                                                      597                          670
    Other accrued liabilities                                           4,016                        5,122
    Deferred revenue                                                    2,474                        1,361
    Current portion of long-term debt                                     610                          225
                                                             ----------------            -----------------
Total current liabilities                                              14,586                       17,089

Long-term debt                                                            134                          164

Stockholders' equity:
    Common Stock                                                           10                           10
    Additional paid in capital                                         43,285                       43,279
    Accumulated deficit                                               (42,141)                     (34,382)
    Deferred compensation                                                (209)                        (287)
    Cumulative translation adjustment                                    (350)                        (315)
                                                             ----------------            -----------------
Total stockholders' equity                                                595                        8,305
                                                             ----------------            -----------------

Total liabilities and stockholders' equity                           $ 15,315                     $ 25,558
                                                             ================            =================

See accompanying notes to unaudited condensed consolidated financial statements.

                             RASTER GRAPHICS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATE)
                                  (UNAUDITED)


                                                      Three Months Ended           Nine Months Ended
                                                         September 30,               September 30,
                                                   --------------------------   -------------------------
                                                       1998          1997          1998         1997
                                                   ------------  ------------   -----------  ------------
                                                                   (Restated)                 (Restated)
Net revenues                                           $  9,955      $ 12,790      $ 33,102      $ 35,507

Cost of revenues                                          7,195         9,705         3,313        27,856
                                                   ------------  ------------   -----------  ------------

Gross profit                                              2,760         3,085         9,789         7,651
                                                   ------------  ------------   -----------  ------------
Operating expenses:
 Research and development                                 1,327         1,524         4,679         4,269
 Sales and marketing                                      2,381         2,543         7,630         7,157
 General and administrative                               1,278         1,175         5,036         3,012
 Merger expenses                                             --            --            --           139
                                                   ------------  ------------   -----------  ------------

Total operating expenses                                  4,986         5,242        17,345        14,577
                                                   ------------  ------------   -----------  ------------

Operating (loss)                                         (2,226)       (2,157)       (7,556)       (6,926)

Other income (expense), net                                  (2)           93             2           358
                                                   ------------  ------------   -----------  ------------

(Loss) before provision for income taxes                 (2,228)       (2,064)       (7,554)       (6,568)

Provision for income taxes                                   53            40           205           127
                                                   ------------  ------------   -----------  ------------

Net (loss)                                             $ (2,281)    $ ( 2,104)     $ (7,759)     $ (6,695)
                                                   ============  ============   ===========  ============

Net (loss) per share - basic                           $  (0.24)    $   (0.22)     $  (0.81)     $  (0.71)
                                                   ============  ============   ===========  ============
Shares used in computing net (loss) per
  share - basic                                           9,600         9,490         9,597         9,384
                                                   ============  ============   ===========  ============

Net (loss) per share - diluted                         $  (0.24)     $  (0.22)     $  (0.81)     $  (0.71)
                                                   ============  ============   ===========  ============
Shares used in computing net (loss) per
share - diluted                                           9,600         9,490         9,597         9,384
                                                   ============  ============   ===========  ============

See accompanying notes to unaudited condensed consolidated financial statements

                             RASTER GRAPHICS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                         Nine Months Ended
                                                                           September 30,
                                                              ------------------------------------
                                                                    1998                 1997
                                                              ---------------      ---------------
                                                                                     (Restated)
OPERATING ACTIVITIES
Net (loss)                                                           $ (7,759)            $ (6,695)
Adjustments to reconcile net (loss) to net cash used in
 operating activities:
 Depreciation and amortization                                          1,480                  968
 Amortization of deferred compensation                                     78                   79
 Changes in operating assets and liabilities:
  Accounts receivable                                                   3,345               (2,447)
  Inventories                                                           1,900               (1,152)
  Prepaid expenses and other assets                                       494                   96
  Accounts payable                                                     (3,031)                 374
  Accrued payroll and related expenses                                    209                  (87)
  Deferred revenue                                                      1,113                  108
  Warranty and other accrued liabilities                               (1,173)               1,265
                                                              ---------------      ---------------
Net cash (used in) operating activities                                (3,344)              (7,491)

INVESTING ACTIVITIES
Capital retirements                                                       686                   --
Capital expenditures                                                   (1,018)              (2,232)
Decrease in short-term investments                                      1,600                8,419
Datagraph Acquisition, net of cash acquired                                --                   (8)
                                                              ---------------      ---------------
Net cash provided by investing activities                               1,268                6,179

FINANCING ACTIVITIES
Proceeds from loan                                                        500                   --
Proceeds from line of credit                                               --                2,000
Repayment of note                                                        (145)                (263)
Repayment of note from shareholders                                        --                   20
Proceeds from issuance of common stock                                     --                  435
                                                              ---------------      ---------------
Net cash provided by financing activities                                 355                2,192
                                                              ---------------      ---------------

Effect of exchange rate changes on cash                                   (35)                (267)
Net increase (decrease) in cash and cash equivalents                   (1,756)                 613
Cash and cash equivalents at beginning of period                        3,727                2,963
                                                              ---------------      ---------------
Cash and cash equivalents at end of period                           $  1,971             $  3,576
                                                              ===============      ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid for interest                                           $    204             $     69
    Cash paid for taxes                                              $    248             $     84

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

     In the opinion of management the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all recurring adjustments necessary for a fair presentation of the interim periods presented. The operating results for the three and nine months ended September 30, 1998, are not necessarily indicative of the results for any other interim period or the full fiscal year ending December 31, 1998.

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

     4.    INVENTORIES

     Inventories are stated at the lower of cost (first in, first out) or fair market value and consist of the following (in thousands):

                                                  September 30,              December 31,
                                                      1998                       1997
                                                ------------------         ----------------
     Raw materials                                        $  2,909                 $  2,934
     Work-in-progress                                        1,741                      958
     Finished goods                                             90                    2,748
                                                ------------------         ----------------
                                                          $  4,740                 $  6,640
                                                ==================         ================

     5.    NET LOSS PER SHARE

                                                                        Three months ended          Nine months ended
                                                                           September 30,               September 30,
                                                                     -----------------------------------------------------
                                                                             in thousands, except per share data
                                                                     -----------------------------------------------------
                                                                         1998         1997           1998         1997
                                                                     -----------------------------------------------------
                                                                                   (Restated)                  (Restated)
Numerator for basic and diluted earnings per share                      $ (2,281)     $ (2,104)     $ (7,759)     $ (6,695)
                                                                     ===========  ============  ============  ============
 Denominator for basic earnings per share:
 Convertible preferred stock                                               9,600         9,490         9,597         9,384
 Shares used in computing basic earnings per share                         9,600         9,490         9,597         9,384
                                                                     ===========  ============  ============  ============
 Basic loss per share                                                   $  (0.24)     $  (0.22)     $  (0.81)     $  (0.71)
                                                                     ===========  ============  ============  ============
Denominator for diluted loss per share:
  Weighted average common shares                                           9,600         9,490         9,597         9,384
  Convertible preferred stock                                                 --            --            --            --
  Stock options and warrants                                                  --            --            --            --
Shares used in computing diluted loss per share                            9,600         9,490         9,597         9,384
                                                                     ===========  ============  ============  ============
Diluted loss per share                                                  $  (0.24)     $  (0.22)     $  (0.81)     $  (0.71)
                                                                     ===========  ============  ============  ============

     6.    REPORTING OF COMPREHENSIVE INCOME

     In June 1997, the Financial Accounting Standards Board issued Statement Number 130, "Reporting of Comprehensive Income." This Statement requires that all items that are to be required to be recognized under accounting standards as components of comprehensive income be reported in annual financial statements with the same prominence as other financial statements. Total Comprehensive Income (loss) for the periods ending September 30, 1998, and September 30, 1997, were ($6,962,000) and ($7,794,000) respectively.

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

     In June 1998, the Financial Accounting Standards Board issued Statement Number 133, "Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, inducing certain derivative instruments embedded in other contracts (collectively referred to as derivative) and for hedging activities. This statement is effective for fiscal years beginning after September 30,

1999, and will be adopted by the Company for the year ended December 31, 2000.

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

     9.    RESTRUCTURING

     During the first quarter of 1998, the Company implemented a plan of internal restructuring of its operations. The plan was initiated to reduce operating expenses and improve the Company's financial condition. The plan resulted in a reduction in headcount of approximately 28 and included several officers of the Company. The costs associated with this restructuring totaled approximately $300,000, and has been accrued as of March 31, 1998.

     10.   SUBSEQUENT EVENTS

     The Company has entered into an Agreement and Plan of Merger with Gretag Imaging Group, Inc. ("Gretag") for the acquisition of the Company for approximately $1.30 per share (the "Merger"). The Company has also entered into a Loan and Pledge Agreement and Asset and Subsidiary Stock Option Agreement and certain of its stockholders have entered into a Stockholders Agreement with Gretag. Pursuant to the Loan and Pledge Agreement, Gretag is providing the Company a loan facility secured by 100% of the issued stock of Onyx, a wholly owned subsidiary of the Company. The Company may draw down amounts together with accrued interest of up to $5,000,000. Installments of $500,000 each were received by the Company on September 23, October 7, October 21, and November 4, 1998. In addition, Gretag has the option to purchase up to $5,000,000 of the Company's Common Stock in exchange for forgiving the loan and paying the balance in cash. Pursuant to the Asset and Subsidiary Stock Option Agreement (i) if the Agreement and Plan of Merger is terminated, Gretag has the option to acquire Onyx for $5,000,000 less the amount drawn down under the loan facility, or (ii) if the Company's stock holders do not vote in favor of the Merger, if the Company accepts a superior offer to sell the Company or upon certain other events, Gretag has the option to acquire the Company's inkjet technology for $6,000,000 less the amount drawn down under the loan facility. Pursuant to the terms of the Stockholders Agreement, stockholders of the Company holding approximately 20% of the Company's outstanding Common Stock have agreed to vote in favor of the Merger and against any other proposal to acquire the Company. The Merger and the Agreement and Plan of Merger requires stockholder approval and consummation of the Merger is conditioned upon settlement of the class action lawsuits against the Company. The Company also borrowed $850,000 on October 14, 1998 which was directly placed in an escrow account for the potential settlement of the pending securities litigation. See Note 11 regarding bonuses payable upon change of control.

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

     The Company has a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stages of development, particularly companies in new and rapidly evolving markets. To address these risks, the Company must, among other things, respond to competitive developments, attract, retain and motivate qualified persons, and continue to upgrade its technologies and commercialize products and services incorporating such technologies. There can be no assurance that the Company will be successful in addressing these risks. As of September 30, 1998, the Company had an accumulated deficit of $42.1 million. Although the Company was marginally profitable in 1996 and incurred losses in 1997, there can be no assurance that the Company will return to profitability in the future.

RESULTS OF OPERATIONS

     ColourPass merged into Raster Graphics Systems Limited, a wholly owned subsidiary of the Company, on March 18, 1997. The merger has been accounted for as a pooling of interests, and accordingly, the financial results presented include ColourPass.

     The following table sets forth certain consolidated statements of operation data as a percentage of net sales for the periods indicated.

                                                                    Three Months Ended    Nine Months Ended
                                                                      September 30,         September 30,
                                                                   --------------------  -------------------
                                                                     1998       1997      1998       1997
                                                                   --------  ----------  -------  ----------
                                                                             (Restated)           (Restated)

Net revenues                                                         100.0%      100.0%   100.0%      100.0%
Cost of revenues                                                      72.3        75.9     70.4        78.5
                                                                    ------      ------   ------      ------
Gross profit                                                          27.7        24.1     29.6        21.5
                                                                    ------      ------   ------      ------

Operating expenses:
 Research and development                                             13.3        11.9     14.1        12.0
 Sales and marketing                                                  23.9        19.9     23.0        20.2
 General and administrative                                           12.9         9.2     15.3         8.5
 Merger expenses                                                         -           -        -         0.4
                                                                    ------      ------   ------      ------
Total operating expenses                                              50.1        41.0     52.4        41.1
                                                                    ------      ------   ------      ------

Operating (loss)                                                     (22.4)      (16.9)   (22.8)      (19.6)
Other income, net                                                      0.0         0.7      0.0         1.1
                                                                    ------      ------   ------      ------

(Loss) before provision for income taxes                             (22.4)      (16.2)   (22.8)      (18.5)
Provision for income taxes                                             0.5         0.3      0.6         0.4
                                                                    ------      ------   ------      ------
Net (loss)                                                          (22.9)%     (16.5)%  (23.4)%     (18.9)%
                                                                    ======      ======   ======      ======

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

     Net Revenues. Net revenues for the three and nine months ended September 30, 1998, were $10.0 million and $33.1 million, respectively, a decrease of 22.2% and 6.8%, respectively, over the comparable periods of fiscal 1997. The decrease is primarily attributable to a decrease in sales of printer systems and sales of consumables .

     Future revenue growth will depend on a number of factors, including the Company's ability to develop, manufacture, market and sell innovative and reliable new products, customer satisfaction, market growth, competitive developments, product mix, vendor performance and the Company's ability to manage growth, if any.

     International sales, which include export sales and direct sales of the Company's German, United Kingdom and French operations, were $5.5 million and $16.4 million for the three and nine months ended September 30, 1998, respectively. These sales represented 55.0% and 49.4% of net revenue for the three and nine months ended September 30, 1998. International sales were $7.0 million and $20.0 million for the three and nine months ended September 30, 1997, respectively. These sales represent 55.1% and 56.3% of net revenue for three and nine months ended September 30, 1997. The Company's German, French, and United Kingdom subsidiaries experienced a reduction in sales of consumables and printer systems during the three and nine months ended September 30, 1998, which contributed to the decrease in international sales as a percentage of net revenues. Sales made by the Company's German, United Kingdom and French subsidiaries are denominated in local currencies. The Company is subject to transaction exposure that arises from foreign exchange movements between the dates foreign currency sales are recorded and the dates cash is received. To date, the Company has not found it appropriate to hedge the risks of foreign sales subject to fluctuations in exchange rates. All international sales made by the Company's domestic operations are denominated in United States Dollars and are not subject to foreign exchange movements.

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

     Gross Profit. The Company's gross profit for the three and nine months ended September 30, 1998 was $2.8 million and $9.8 million, respectively, a decrease of 10.5% for the three months ended September 30, 1998, as compared to the three months ended September 30, 1997, and an increase of 27.9% for the nine months ended September 30, 1998, over the comparable period in fiscal 1997. The fluctuations in gross profit for the three and nine months ended September 30, 1998, and 1997, were primarily the result of excess and obsolete inventory reserve adjustments following a revision on the Company's estimate of future printer sales. Gross profit represented 27.7% and 24.1% of net revenues for the three months ended September 30, 1998, and 1997, respectively. For the nine months ended September 30, 1998, and 1997, respectively, gross profit represented 29.6% and 21.5% of net revenues.

     The Company's future level of gross profit will depend on a number of factors, including its ability to manage product mix, control variable expenses relative to revenue levels, maintain a revenue base over which to allocate fixed costs, and continue to develop, manufacture, market and sell innovative and reliable new products.

     Research and Development. Research and development expenses for the three months ended September 30, 1998 were $1.3 million, a decrease of 12.9% in comparison to the three months ended September 30, 1997. Research and development expenses for the nine months ended September 30, 1998, were $4.7 million, an increase of 9.6% in comparison to the nine months ended September 30, 1997. This increase is attributable to an increase in staffing and related benefits. The Company intends to continue to dedicate substantial resources to research and development activities to maintain its leadership in the LFDP market. The Company intends to expand its product lines, including printers, to achieve faster speed and higher image quality, and to enhance its PosterShop image processing software.

     Sales and Marketing. Sales and marketing expenses for the three months ended September 30, 1998, were $2.4 million, a decrease of 6.4% in comparison to the three months ended September 30, 1997. Sales and marketing expenses for the nine months ended September 30, 1998, were $7.6 million, an increase of 6.6% in comparison to the nine months ended September 30, 1997. The increase in sales and marketing expenses was primarily a result of increased staffing and related benefits, and tradeshow expenses. The Company expects to continue to increase its sales and marketing expenses in an effort to expand domestic and international markets, introduce new products, and establish and expand new distribution channels.

     General and Administrative. General and administrative expenses for the three months ended September 30, 1998, were $1.3 million, an increase of 8.8% in comparison to the three months ended September 30, 1997. General and administrative expenses for the nine months ended September 30, 1998, were $5.0 million, an increase of 67.2% in comparison to the nine months ended September 30, 1997. The increase in general and administrative expenses was primarily the result of increased consulting and legal expenses. In the first quarter of 1998, the Company accrued $850,000 for settlement of the security litigation. The Company believes that its general and administrative expenses may increase as the Company continues to build its infrastructure.

     Merger Expenses. On March 18, 1997, the Company completed a merger with ColourPass, a business in the United Kingdom. Approximately $139,000 of expense was incurred in connection with this transaction.

     On September 30, 1997, Raster Graphics acquired Datagraph, a French-based distributor of large-format digital imaging systems. In exchange for the outstanding stock of Datagraph, the Company agreed to pay approximately $1,100,000 in a series of payments through September 30, 1998. The acquisition was accounted for as a purchase. Including acquisition costs, the transaction resulted in an intangible asset of $1,211,000, which following a revision of the Company's sales forecasts was written off during the fourth quarter of 1997.
The operating results of Datagraph prior to the acquisition are not material in relation to the Company. In addition, Datagraph has commenced bankruptcy proceedings.

     Provision for Income Taxes. The Company's effective tax rate on the consolidated pretax loss for the three and nine month periods ended September 30, 1998, is (2.4%), and (2.7%) respectively, compared to an effective rate of (2%) on consolidated pretax loss for the three and nine month periods ended September 30, 1997. The tax provision for the three and nine month peroids ended September 30, 1997, and September 30, 1998, result from taxes on foreign jurisdictions and federal and state minimum taxes despite an overall loss.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed its operations primarily through private sales of preferred stock and common stock, its initial public offering of common stock, issuance of convertible debt, bank loans, and equipment lease financing and private loans.

     For the nine months ended September 30, 1998, $3.3 million of cash was used in operations as compared to $7.5 million of cash used from operations for the same period in 1997. A major factor in the change in cash position was the initial cash flows and investments associated with two new product launches. In December 1996, the Company introduced the PiezoPrint(TM) 1000 printing system. Accordingly, during the first quarter of 1997, cash was used to purchase base line levels of consumables inventory and finished goods units in anticipation of sales. In March 1997, the Company launched the PiezoPrint(TM) 5000 printing system. The Company purchased $1,018,000 and $2,232,000 of capital equipment during the nine months ended September 30, 1998, and 1997, respectively.

     To finance the working capital needs and the purchase of capital equipment, the Company reduced its short-term investments. Other financing activities principally consisted of repayment of notes payable in the amount of $145,000 and $263,000 for the nine months ended September 30, 1998, and 1997, respectively, and cash received from loan proceeds of $500,000.

     At September 30, 1998, the Company had $2.0 million of cash, cash equivalents and short-term investments. The Company also had available a $4.1 million bank line of credit that was to expire on December 31, 1998, which was secured by the tangible assets of the Company. There were no borrowings under the line of credit as September 30, 1998. The bank line of credit was terminated November 17, 1998.

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

                             RASTER GRAPHICS, INC.


                             By: /s/ Kathy J. Bagby
                                 ------------------------------
                                 Kathy J. Bagby
                                 Acting Chief Financial Officer


Date:  November 19, 1998

                                 EXHIBIT INDEX
                                 -------------

    EXHIBITS                                            PAGE NUMBER
    --------                                            -----------

      27.1         Financial Data Statement             Filed via Edgar