Form 10-Q/A
period 1998-09-30
RASTER GRAPHICS INC
filed 1999-02-12
CIK 753081

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


                               Yes [X]    No [_]


   As of February 9, there were 9,599,525 shares of Common Stock outstanding.

                                     INDEX
                                     -----

                                                                            Page
                                                                            ----

PART I.    FINANCIAL INFORMATION
  Item 1.    Condensed Consolidated Balance Sheets as of
             September 30, 1998, and December 31, 1997                       3

             Condensed Consolidated Statements of Operations
             for the nine month periods ended September 30, 1998,
             and September 30, 1997                                          4

             Condensed Consolidated Statements of Cash Flows
             for the nine month periods ended September 30, 1998,
             and September 30, 1997                                          5

             Notes to Condensed Consolidated Financial Statements            6

  Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            11


PART II.   OTHER INFORMATION

  Item 1.    Legal Proceedings                                              18

  Item 2.    Changes in Securities                                          18

  Item 3.    Defaults upon Senior Securities                                19

  Item 4.    Submission of Matters to a Vote of Security Holders            19

  Item 5.    Other Items                                                    19

  Item 6.    Exhibits and Reports on Form 8-K                               19

SIGNATURE                                                                   20

PART I.    FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             RASTER GRAPHICS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                September 30,           December 31,
                                                    1998                    1997
                                              ----------------        ----------------
                        ASSETS

Current assets:
    Cash and cash equivalents                      $ 1,971                 $ 3,727
    Short-term investments                              --                   1,600
    Accounts receivable, net of allowance for
     doubtful accounts of $4,668 in 1997 and         4,705                   8,050
     $4,441 in 1998

    Inventories                                      4,740                   6,640
    Prepaid expenses                                   335                     523
                                                   -------                 -------

Total current assets                                11,751                  20,540

Property and equipment, net                          3,295                   4,443
Deposits and other assets                              269                     575
                                                   -------                 -------

Total assets                                       $15,315                 $25,558
                                                   -------                 -------

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                               $ 5,680                 $ 8,711
    Accrued payroll and related expenses             1,209                   1,000
    Accrued warranty                                   597                     670
    Other accrued liabilities                        4,016                   5,122
    Deferred revenue                                 2,474                   1,361
    Current portion of long-term debt                  610                     225
                                                   -------                 -------

Total current liabilities                           14,586                  17,089

Long-term debt                                         134                     164

Stockholders' equity:
    Common Stock                                        10                      10
    Additional paid in capital                      43,285                  43,279
    Accumulated deficit                            (42,141)                (34,382)
    Deferred compensation                             (209)                   (287)
    Cumulative translation adjustment                 (350)                   (315)
                                                   -------                 -------

Total stockholders' equity                             595                   8,305
                                                   -------                 -------

Total liabilities and stockholders' equity         $15,315                 $25,558
                                                   -------                 -------



See accompanying notes to unaudited condensed consolidated financial statements.

                             RASTER GRAPHICS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATE)
                                  (UNAUDITED)


                                           Three Months Ended     Nine Months Ended
                                              September 30,         September 30,
                                          -------------------    -------------------
                                            1998       1997       1998       1997
                                          -------     -------    -------    -------
                                                     (Restated)            (Restated)

Net revenues                              $ 9,955     $12,790    $33,102    $35,507

Cost of revenues                            7,195       9,705     23,313     27,856
                                          -------     -------    -------    -------

Gross profit                                2,760       3,085      9,789      7,651
                                          -------     -------    -------    -------

Operating expenses:
   Research and development                 1,327       1,524      4,679      4,269
   Sales and marketing                      2,381       2,543      7,630      7,157
   General and administrative               1,278       1,175      5,036      3,012
   Merger expenses                             --          --         --        139
                                          -------     -------    -------    -------

Total operating expenses                    4,986       5,242     17,345     14,577
                                          -------     -------    -------    -------

Operating (loss)                           (2,226)     (2,157)    (7,556)    (6,926)

Other income (expense), net                    (2)         93          2        358
                                          -------     -------    -------    -------

(Loss) before provision for income taxes   (2,228)     (2,064)    (7,554)    (6,568)

Provision for income taxes                     53          40        205        127
                                          -------     -------    -------    -------

Net (loss)                                $(2,281)    $(2,104)   $(7,759)   $(6,695)
                                          -------     -------    -------    -------

Net (loss) per share - basic              $ (0.24)    $ (0.22)   $ (0.81)   $ (0.71)
                                          -------     -------    -------    -------

Shares used in computing net (loss) per
   share - basic                            9,600       9,490      9,597      9,384
                                          -------     -------    -------    -------

Net (loss) per share - diluted            $ (0.24)    $ (0.22)   $ (0.81)   $ (0.71)
                                          -------     -------    -------    -------

Shares used in computing net (loss) per
   share - diluted                          9,600       9,490      9,597      9,384
                                          -------     -------    -------    -------

See accompanying notes to unaudited condensed consolidated financial statements

                             RASTER GRAPHICS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               Nine Months Ended
                                                                 September 30,
                                                             ---------------------
                                                                1998        1997
                                                             --------     --------
                                                                         (Restated)
OPERATING ACTIVITIES
Net (loss)                                                    $(7,759)    $(6,695)
Adjustments to reconcile net (loss) to net cash used in
  operating activities:
  Depreciation and amortization                                 1,480         968
  Amortization of deferred compensation                            78          79
  Changes in operating assets and liabilities:
    Accounts receivable                                         3,345      (2,447)
    Inventories                                                 1,900      (1,152)
    Prepaid expenses and other assets                             494          96
    Accounts payable                                           (3,031)        374
    Accrued payroll and related expenses                          209         (87)
    Deferred revenue                                            1,113         108
    Warranty and other accrued liabilities                     (1,173)      1,265
                                                              -------     -------

Net cash (used in) operating activities                        (3,344)     (7,491)

INVESTING ACTIVITIES
Capital retirements                                               686          --
Capital expenditures                                           (1,018)     (2,232)
Decrease in short-term investments                              1,600       8,419
Datagraph Acquisition, net of cash acquired                        --          (8)
                                                              -------     -------

Net cash provided by investing activities                       1,268       6,179

FINANCING ACTIVITIES
Proceeds from loan                                                500          --
Proceeds from line of credit                                       --       2,000
Repayment of note                                                (145)       (263)
Repayment of note from shareholders                                --          20
Proceeds from issuance of common stock                             --         435
                                                              -------     -------

Net cash provided by financing activities                         355       2,192
                                                              -------     -------

Effect of exchange rate changes on cash                           (35)       (267)
Net increase (decrease) in cash and cash equivalents           (1,756)        613
Cash and cash equivalents at beginning of period                3,727       2,963
                                                              -------     -------

Cash and cash equivalents at end of period                    $ 1,971     $ 3,576
                                                              -------     -------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid for interest                                    $   204     $    69
    Cash paid for taxes                                       $   248     $    84

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


  4.    INVENTORIES

  Inventories are stated at the lower of cost (first in, first out) or fair market value and consist of the following (in thousands):

                                                              September 30,                      December 31,
                                                                  1998                              1997
                                                            ---------------                     -------------

  Raw materials                                                    $ 2,909                         $ 2,934
  Work-in-progress                                                   1,741                             958
  Finished goods                                                        90                           2,748
                                                                   -------                         -------

                                                                   $ 4,740                         $ 6,640
                                                                   -------                         -------


   5.   NET LOSS PER SHARE

                                                                 Three months ended                      Nine months ended
                                                                     September 30,                          September 30,
                                                                ---------------------------------------------------------
                                                                           in thousands, except per share data
                                                                ---------------------------------------------------------
                                                                     1998        1997                1998       1997
                                                                   -------     -------              -------    -------
                                                                              (Restated)                     (Restated)
Numerator for basic and diluted earnings per share                 $(2,281)    $(2,104)             $(7,759)   $(6,695)
                                                                   =======     =======              =======    =======

Denominator for basic earnings per share:
Convertible preferred stock                                          9,600       9,490                9,597      9,384
Shares used in computing basic earnings per share                    9,600       9,490                9,597      9,384
                                                                   =======     =======              =======    =======

Basic loss per share                                               $ (0.24)    $ (0.22)             $ (0.81)   $ (0.71)
                                                                   =======     =======              =======    =======

Denominator for diluted loss per share:
 Weighted average common shares                                      9,600       9,490                9,597      9,384
 Convertible preferred stock                                            --          --                   --         --
 Stock options and warrants                                             --          --                   --         --
Shares used in computing diluted loss per share                      9,600       9,490                9,597      9,384
                                                                   =======     =======              =======    =======

Diluted loss per share                                             $ (0.24)    $ (0.22)             $ (0.81)   $ (0.71)
                                                                   =======     =======              =======    =======


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


  8.    PENDING LITIGATION

  Commencing in March 1998, several class action lawsuits have been filed in both state and federal courts on purported behalf of shareholders who purchased the Company's stock during various periods in 1997 through early 1998. The complaints name as defendants the Company and its Chairman, Chief Executive Officer and President, and certain other officers and directors. The complaints allege, among other things, violation of federal securities laws and that defendants made false and misleading statements in press releases, SEC filings and/or other public statements and seek unspecified damages. The litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on the Company's business, financial condition and results of operations. In October 1998, the Company entered into a Memorandum of Understanding (MoU) with the securities litigation plaintiffs. This MoU contains the essential terms of settlement for the above referenced securities litigation. In consideration for a mutually agreed release, the plaintiffs will receive $4.5 million. Of this amount, the Company has accrued $850,000 as of March 31, 1998, and subsequently paid such amount directly into an escrow account and the balance is an obligation of the Company's insurance carrier. The settlement is conditioned upon receiving final judicial approval. There can be no assurances such approval will be obtained.

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

  The following table sets forth certain consolidated statements of operation data as a percentage of net sales for the periods indicated.


                                          Three Months Ended     Nine Months Ended
                                             September 30,         September 30,
                                          ------------------    ------------------
                                            1998     1997          1998     1997
                                            -----    -----        -----    -----
                                                   (Restated)            (Restated)

Net revenues                                100.0%   100.0%       100.0%   100.0%
Cost of revenues                             72.3     75.9         70.4     78.5
                                            -----    -----        -----    -----

Gross profit                                 27.7     24.1         29.6     21.5
                                            -----    -----        -----    -----

Operating expenses:
   Research and development                  13.3     11.9         14.1     12.0
   Sales and marketing                       23.9     19.9         23.0     20.2
   General and administrative                12.9      9.2         15.3      8.5
   Merger expenses                              -        -            -      0.4
                                            -----    -----        -----    -----

Total operating expenses                     50.1     41.0         52.4     41.1
                                            -----    -----        -----    -----

Operating (loss)                            (22.4)   (16.9)       (22.8)   (19.6)
Other income, net                             0.0      0.7          0.0      1.1
                                            -----    -----        -----    -----

(Loss) before provision for income taxes    (22.4)   (16.2)       (22.8)   (18.5)
Provision for income taxes                    0.5      0.3          0.6      0.4
                                            -----    -----        -----    -----

Net (loss)                                  (22.9)%  (16.5)%  (23.4)%  (18.9)%
                                            -----    -----    -----    -----


THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

  Net Revenues. Net revenues for the three and nine months ended September 30, 1998, were $10.0 million and $33.1 million, respectively, a decrease of 22.2% and 6.8%, respectively, over the comparable periods of fiscal 1997. The decrease is primarily attributable to a decrease in sales of printer systems and sales of consumables.

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


PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

  Commencing in March 1998, several class action lawsuits have been filed in both state and federal courts on purported behalf of shareholders who purchased the Company's stock during various periods in 1997 through early 1998. The complaints name as defendants the Company and its Chairman, Chief Executive Officer and President, and certain other officers and directors. The complaints allege, among other things, violation of federal securities laws and that defendants made false and misleading statements in press releases, SEC filings and/or other public statements and seek unspecified damages. The litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on the Company's business, financial condition and results of operations. In October 1998, the Company entered into a Memorandum of Understanding (MoU) with the securities litigation plaintiffs. This MoU contains the essential terms of settlement for the above referenced securities litigation. In consideration for a mutually agreed release, the plaintiffs will receive $4.5 million, $850,000 of which will be paid by the Company and the balance of which will be paid by the Company's insurance carrier. Such sums have been placed in escrow pending final approval of the settlement. The settlement is conditioned upon receiving final judicial approval. Although the United States District Court for the Northern District of California granted preliminary approval of the settlement on December 11, 1998, there can be no assurances such approval will be obtained.

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

           (a)  Exhibits 27.1 Financial Data Statement

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


Date:  February 12, 1999

                                 EXHIBIT INDEX
                                 -------------

 EXHIBITS                                            PAGE NUMBER
 --------                                            -----------

  27.1         Financial Data Statement             Filed via Edgar